Form 10-Q
period 2008-06-30
MediStaff CORP
filed 2008-08-12
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008

Commission File Number 333-151197

MediStaff Corporation
(Exact name of registrant as specified in its charter)

Nevada	80-0159248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 MediStaff Corporation
1780 West 9000 South
Suite 218
West Jordan, Utah 84088-6501
(801) 230-4761
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒                  No ☐

5,314,016 shares of Common Stock, par value $0.001, were outstanding on August 13, 2008.

 PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MEDISTAFF CORPORATION

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2008	June 30, 2008
		(Unaudited)
ASSETS

Current assets

Cash	$ 12,500	$ 12,500
Prepaid expenses	13,875	3,000

Total current assets	26,375	15,500

Total assets	$ 26,375	$ 15,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	-	$ 3,000
Total liabilities	-	3,000

STOCKHOLDERS’ EQUITY

Common stock: $.001 par value; 75,000,000 shares authorized; 5,275,016 shares issued and outstanding	5,275	5,275
Additional paid-in capital	21,100	21,100
Deficit accumulated during development stage	-	(13,875)

Total stockholders’ equity	26,375	12,500

Total liabilities and stockholders’ equity	$ 26,375	$ 15,500

See Accompanying Notes to Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Three months ended June 30, 2008 (unaudited)	March 13, 2008 (inception) to June 30, 2008 (unaudited)
Revenues	$ -	$ -

Audit fees	4,000	4,000
Consulting expense	9,875	9,875
Total operating expenses	13,875	13,875

Operating loss	13,875	13,875

Other income (expense)	-	-

Net loss and deficit accumulated during the development stage	$ 13,875	$ 13,875

Net loss per share, basic and diluted	$ (.00)	$ -

Weighted average number of shares of common stock outstanding	5,275,016

See Accompanying Notes to Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,2008 (unaudited)	From March 13, 2008 (inception) to June 30, 2008 (unaudited)
Cash Flows from Operating Activities

Net loss	$ (13,875)	$ (13,875)

Adjustments to reconcile net loss to net cash used in operating activities:	-
Stock issued as prepayment for services	-	1,375

Changes in operating assets and liabilities:	-
(Increase) decrease in prepaid expenses	10,875	(3,000)
Increase in accounts payable	3,000	3,000

Net cash used in operating activities	-	(12,500)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities

Common stock issued for cash	-	25,000

Net cash provided by financing activities	-	25,000

Net increase in cash	-	12,500

Cash, beginning of period	12,500	-

Cash, end of period	$ 12,500	$ 12,500

Supplemental Information and Non-cash Investing and Financing Activities:

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

See Accompanying Notes to Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND THE
PERIOD OF MARCH 13, 2008 (INCEPTION) TO JUNE 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements as reported in Form S-1.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.
General

MediStaff Corporation was incorporated in the State of Nevada on March 13, 2008. We are a development stage medical staffing company with our office located at 1780 West 9000 South, Suite 218, West Jordan, Utah 84088-6501. Our telephone number is (801) 230-4761. Our facsimile number is (772) 226-5557.

Plan of Operation

From inception (March 13, 2008) to June 30, 2008, we have not begun operations and have generated no revenues.  We will be required to raise addition proceeds within the next twelve months in order to continue as a going concern.

On June 10, 2008, the Securities and Exchange Commission deemed our Form S-1 Registration Statement (Commission File Number 333-151197) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than June 10, 2010. We have not sold any shares through the offering as of June 30, 2008.

As of June 30, 2008, we had total assets of $26,375 comprised of $12,500 in cash, $13,875 in prepaid expenses related to out Form S-1 filing with the Securities and Exchange Commission.  We have had a net loss of $13,875 with total current liabilities of $3,000.

As of the date of this report we have sold 39,000 shares of common stock in our direct offering to the public with total proceeds raised of $3,900. Management intends to continue to focus its efforts in selling the offered common shares for the next three months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and towards administrative expenses.  If the Company is unable to secure adequate financing from this registered offering its business will fail and any investment made into the Company will be completely lost.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.  We do not expect to purchase or sell any significant equipment.

Employees

There are no employees of the Company, excluding the current President and Director  and the Company does not anticipate hiring any additional employees within the next twelve months.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

On June 10, 2008, the Securities and Exchange Commission deemed our Form S-1 Registration Statement (Commission File Number 333-151197) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than June 10, 2010. We have not sold any shares through the offering as of June 30, 2008.

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company invests primarily in money market funds and has no reason to enter into hedging transactions.

Item 4.                      Controls and Procedures.

Disclosure Controls and Procedures.  In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of March 31, 2007, relating to entity-level controls, the financial closing and reporting process, and segregation of duties, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

PART II ― OTHER INFORMATION

Item 1.                      Legal Proceedings.

MediStaff is not currently a party to any legal proceedings. MediStaff’s agent for service of process in Nevada is:  Genesis Corporate Development, LLC. The telephone number is: (925) 270-7625.

MediStaff’s sole Officer and Director, Dale Byers  has not been convicted in a criminal proceeding nor has he been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.  Mr. Byers, has not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against MediStaff.

Item 3.                      Defaults upon Senior Securities.

Our capitalization consists solely of Common Stack, therefore, we have no senior securities.

Item 4.                      Submission of Matters to a Vote of Security Holders.

There are no matters to be presented to the Security Holders.

Item 5.                      Other Information.
The Company has no further information to disclose at this time.

Item  6.  Exhibits and Reports on Form 8-K

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Dale Byers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K – None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediStaff Corporation

Date: August 12, 2008	By:	/s/Dale Byers
Dale Byers
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: August 12, 2008	By:	/s/Dale Byers
Dale Byers
President and Chief Executive Officer