Form 10-Q
period 2008-09-30
MediStaff CORP
filed 2008-11-19
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008

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
Yes  ☒                  No ☐

5,331,016 shares of Common Stock, par value $0.001, were outstanding on November 18, 2008.

 [

MEDISTAFF CORPORATION

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	March 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$17,550	$12,500
Prepaid expenses	-	13,875

Total current assets	17,550	26,375

Total assets	$17,550	$26,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$4,500	$-

Total current liabilities	4,500	-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 5,331,016 and 5,275,016 shares issued and outstanding at September 30 and June 30, 2008, resp.	5,331	5,275
Additional paid in capital	26,144	21,100
Deficit accumulated during the development stage	(18,425)	-
Total stockholders' equity	13,050	26,375

Total liabilities and stockholders' equity	$17,550	$26,375

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statement of Operations (unaudited)

	Three months ended September 30, 2008	Six months ended September 30, 2008	For the period from March 13, 2008 (inception) to September 30, 2008

Revenue	$-	$-	$-

Expenses
Professional fees	4,500	18,375	18,375
Other general & administrative	50	50	50
Total expenses	4,550	18,425	18,425

Net loss	$(4,550)	$(18,425)	$(18,425)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,302,299	5,288,732

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Six months ended September 30, 2008	For the period from March 13, 2008 (inception) to September 30, 2008

Cash flows from operating activities
Net loss	$(18,425)	$(18,425)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	1,375
Changes in operating assets and liabilities
Prepaid expenses	13,875	-
Accounts payable	4,500	4,500
Net cash used in operating activities	(50)	(12,550)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of stock (net of offering costs)	5,100	30,100
Net cash provided by financing activities	5,100	30,100

Increase in cash	5,050	17,550

Cash at beginning of period	12,500	-

Cash at end of period	$17,550	$17,550

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2008 and the
Period of March 13, 2008 (Inception) to September 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements as reported in Form S-1.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2008 and the
Period of March 13, 2008 (Inception) to September 30, 2008

NOTE 3 – STOCKHOLDERS’ EQUITY

On various dates throughout the quarter ended September 30, 2008, the Company issued 56,000 shares of common stock at $.10 per share for total cash of $5,100, net of $500 in offering costs offset against additional paid-in capital.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on May 27, 2008.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

General

MediStaff Corporation was incorporated in the State of Nevada on March 13, 2008. We are a development stage medical staffing company with our office located at 1780 West 9000 South, Suite 218, West Jordan, Utah 84088-6501. Our telephone number is (801) 230-4761. Our facsimile number is (772) 226-5557.

Plan of Operation

Since inception (March 13, 2008) to September 30, 2008, we have not begun operations and have generated no revenues.  We will be required to raise addition proceeds within the next twelve months in order to continue as a going concern.

On June 10, 2008, the Securities and Exchange Commission deemed our Form S-1 Registration Statement (Commission File Number 333-151197) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than June 10, 2010. We have sold 56,000 shares through the offering as of September 30, 2008.

As of September 30, 2008, we had total assets of $17,550 comprised entirely of cash.  We have a cumulative net loss of $18,425 since inception, with total current liabilities of $4,500.

As of the date of this report we have sold 56,000 shares of common stock at $.10 per share in our direct offering to the public for total proceeds raised of $5,100 (net of $500 in offering costs). Management intends to continue to focus its efforts in selling the offered common shares for the next three months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and pay for administrative expenses.  If the Company is unable to secure adequate financing from this registered offering, its business will fail and any investment made into the Company will be completely lost.

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

On June 10, 2008, the Securities and Exchange Commission deemed our Form S-1 Registration Statement (Commission File Number 333-151197) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares, or the date on which we terminate the offering, which date will not be later than June 10, 2010. We have sold 56,000 shares through the offering as of September 30, 2008.

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company plans to invest primarily in money market funds and has no reason to enter into hedging transactions.

Item 4T.                      Controls and Procedures.

Disclosure Controls and Procedures.  In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of September 30, 2008, relating to entity-level controls, the financial closing and reporting process, and segregation of duties, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

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

MediStaff’s sole Officer and Director, Dale Byers  has not been convicted in a criminal proceeding nor has he been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.  Mr. Byers has not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against MediStaff.

Item 3.                      Defaults upon Senior Securities.

Our capitalization consists solely of Common Stock; therefore, we have no senior securities.

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

MediStaff Corporation

Date: November 19, 2008	By:	/s/ Dale Byers
Dale Byers
Chief Financial Officer, Treasurer and Clerk
( principal financial and accounting officer)

Date: November 19, 2008	By:	/s/ Dale Byers
Dale Byers
President and Chief Executive Officer