Form 10-Q
period 2008-12-31
MediStaff CORP
filed 2009-02-17
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2008

Or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

As of February 13, 2009 5,331,016 shares of Common Stock, par value $.001, were outstanding.

MEDISTAFF CORPORATION

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1 Financial Statements:	3

Balance Sheets as of December 31, 2008 ( unaudited) and March 31, 2008	3

Statements of Operations for the three and nine months ended December 31, 2008 and the period of March 13, 2008 (Inception) to December 31, 2008(unaudited)	4

Statements of Cash Flows for the nine months ended December 31, 2008 and the period of March 13, 2008 (Inception) to December 31, 2008(unaudited)	5

Notes to Unaudited Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3 Quantitative and Qualitative Disclosure About Market Risk	8

Item 4T.Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1 Legal Proceedings	10

Item 1A Risk Factors	10

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3 Defaults upon Senior Securities	10

Item 4 Submission of Matters to a Vote of Security Holders	10

Item 5 Other Information	10

Item 6 Exhibits	10

Signatures	11

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$16,051	$12,500
Prepaid expenses	-	13,875

Total current assets	16,051	26,375

Total assets	$16,051	$26,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,500	$-

Total current liabilities	4,500	-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 5,331,016 and 5,275,016 shares issued and outstanding at Dec. 31 and Mar. 31, 2008	5,331	5,275
Additional paid in capital	26,144	21,100
Deficit accumulated during the development stage	(19,924)	-
Total stockholders' equity	11,551	26,375

Total liabilities and stockholders' equity	$16,051	$26,375

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

	Three months ended December 31, 2008	Nine months ended December 31, 2008	For the period from March 13, 2008 (inception) to December 31, 2008

Revenue	$-	$-	$-

Operating expenses
Professional fees	1,500	19,875	19,875
Other general & administrative	-	50	50
Total operating expenses	1,500	19,925	19,925

Other income
Interest income	1	1	1
Total other income	1	1	1

Net loss avilable to common stockholders	$(1,499)	$(19,924)	$(19,924)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	5,331,016	5,303,387

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION(A Development Stage Enterprise)
Statements of Cash Flows
(unaudited)

	Nine months ended December 31, 2008	For the period from March 13, 2008 (inception) to December 31, 2008
Cash flows from operating activities
Net loss	$(19,924)	$(19,924)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	1,375
Changes in operating assets and liabilities
Decrease in prepaid expenses	13,875
Prepaid expenses	4,500	4,500-
Net cash used in operating activities	(1,549)	(14,049)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of stock (net of offering costs)	5,100	30,100
Net cash provided by financing activities	5,100	30,100

Increase in cash	3,551	16,051

Cash at beginning of period	12,500	-

Cash at end of period	$16,051	$16,051

Supplemental disclosure of non-cash investing and financing activities:
	-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2008 and the
Period of March 13, 2008 (Inception) to December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended  December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements as reported in Form S-1.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full year ended March 31,2009.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

On various dates throughout the nine months ended December 31, 2008, the Company issued 56,000 shares of common stock at $.10 per share for total cash of $5,100, net of $500 in offering costs offset against additional paid-in capital.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on May 27, 2008.

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

Company History

MediStaff Corporation was incorporated in the State of Nevada on March 13, 2008. We are a development stage medical staffing company with our office located at 1780 West 9000 South, Suite 218, West Jordan, Utah 84088-6501. Our telephone number is (801) 230-4761. Our facsimile number is (772) 226-5557.

Business Development

To date, our business activities have been limited to organizational matters, the preparation and filing of our registration statement, maintaining our reporting requirements, and research of potential healthcare organizations within the State of Utah who would benefit from our personnel staffing services.  These organizations consist of three general groups that our management plans to target:

•	Hospitals and teaching facilities,
•	Clinics and nursing homes, and
•	Organizations, such as corporations or schools.

Liquidity and Capital Resources

On June 10, 2008, the Securities and Exchange Commission (“SEC”) deemed our Form S-1 Registration Statement (Commission File Number 333-151197) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than June 10, 2010. As of the date of this report we have sold 56,000 shares of common stock at $.10 per share in our direct offering to the public for total proceeds raised of $5,100 (net of $500 in offering costs). Management intends to continue to focus its efforts in selling the offered common shares for the next three months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and pay for administrative expenses.  If the Company is unable to secure adequate financing from this registered offering, its business will fail and any investment made into the Company will be completely lost.

As of December 31, 2008, we had total cash available of $16,051.  We have a cumulative net loss of $19,924 since inception, with total current liabilities of $4,500.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.  We are currently dependent upon raising proceeds within the next twelve months in order to continue as a going concern.  There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next twelve months and failure to do so would resulting a complete loss of any investment made into the Company.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director and the Company does not anticipate hiring any additional employees within the next six months.

Critical Accounting Policies

The preparation of  financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company has no intentions of entering into hedging transactions.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley Actsof 2002  (“SOX”) Section 404 A which accomplishes the following:

  Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Dale Byers. Good controls encourage efficiency, compliance with laws and regulations, and sound information, and seek to eliminate fraud and abuse.

  These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

  Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

  Internal controls are mechanisms that are there to help the Company manage risks to success.

  Internal control is about getting things done (performance) but also about ensuring that they are done properly (integrity), and that this can be demonstrated and reviewed (transparency and accountability).

   Control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●
The Company’s Audit Committee does not function as an Audit Committee should, since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●	The Company has limited segregation of duties which is not consistent with good internal control procedures.

●
The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedures manual does not meet the requirements of the SEC or good internal control.

●	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II ― OTHER INFORMATION

Item 1.	Legal Proceedings.

MediStaff is not currently a party to any legal proceedings. MediStaff’s agent for service of process in Nevada is Genesis Corporate Development, LLC. The telephone number is: (925) 270-7625.

MediStaff’s sole Officer and Director has not been convicted in a criminal proceeding nor has he been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Mr. Byers, the Company’s sole Officer and Director has not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against MediStaff.

Item 1A.	Risk Factors.

There have been no material changes to the risks to our business described in our registration statement filed on Form S-1 with the SEC on May 27, 2008.

Item 3.	Defaults upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Dale Byers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediStaff Corporation

Date: February 13, 2009	By:	/s/ Dale Byers
Dale Byers
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Date: February 13, 2009	By:	/s/ Dale Byers
Dale Byers
President and Chief Executive Officer