Form 10-K
MediStaff CORP
filed 2009-06-29
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

Commission File Number:  333-15197
_______________________________

MEDISTAFF CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	80-0159248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1780 West 9000 South
Suite 218
West Jordan, Utah 84088-6501
(Address of principal executive offices, including zip code)

(801) 230-4761
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of June 23, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of June 23, 2009, the Registrant had outstanding 5,331,016 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form S-1 May 27, 2008 are incorporated by reference within Part I and Part II herein.

INDEX
MEDISTAFF CORPORATION

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

 Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

 References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "MediStaff”  "we," "our”, and "us" refer to MediStaff Corporation.

 Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by MediStaff with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by MediStaff with the SEC may also be obtained from MediStaff Corporation by directing a request to: Dale Byers, President and Chief Executive Officer, 1780 West 9000 South, Suite 218, West Jordan, UT 84088-6501.

ITEM 1      BUSINESS

General

MediStaff Corporation was incorporated in the State of Nevada on March 13, 2008 with our office located at 1780 West 9000 South, Suite 218, West Jordan, Utah 84088-6501. Our telephone number is (801) 230-4761. Our facsimile number is (772) 226-5557.

Company History

MediStaff is a development stage medical staffing company. We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. Since becoming incorporated, MediStaff has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions, or consolidations.  MediStaff has no subsidiaries.  Our fiscal year end is March 31st.  We have no revenues, have achieved only losses since inception, have no operations, and have been issued a going concern opinion from our auditors.

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

Compliance with Government Regulation

We are not aware of any direct governmental regulation; however, the healthcare professionals we plan to represent will be required to be adequately licensed and certified under applicable state laws.  While we plan to take reasonable steps to ensure the validity and adequacy of licenses and certifications held by each individual, such licensure and certification will not be the sole responsibility of MediStaff.

Plan of Operation

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until we begin operating activities. Accordingly, we must raise proceeds from sources other than operations in order to continue as a going concern.  Our only source for cash at this time is investments by others in the Company’s common stock.

As of March 31, 2009 we have sold approximately 56,000 common shares through our registered offering as filed on Form S-1, May 27, 2008 (deemed effective June 10, 2008).  We are authorized to sell an additional 944,000 common shares through this offering at a fixed price of $0.10 per share, which management intends to continue to pursue for at least the first and second quarters of our fiscal year ended March 31, 2010.  Investors must be aware that as of the date of this report there is no market for our common stock.  The Company cannot provide any guarantee or assurance a market will ever develop for the common stock.  If a market is not developed the result would be a complete loss of any investment made into the Company.

Management believes it has enough cash on hand to maintain its status as a reporting Company for the next three months.  As such, the Company must raise proceeds within the next three months in order to continue as a going concern and maintain its status as a reporting company for the next twelve months.  If the Company is unable to secure additional proceeds within this timeframe the business would likely fail and an investment made into the Company by an investor would be lost in its entirety.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. MediStaff was incorporated in the State of Nevada on March 13, 2008.

MediStaff has raised a total of approximately $30,100 from the sale of its common stock.  As of March 31, 2009, we had a balance of $13,055 in cash with liabilities of $3,090 in accounts payable.   The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund costs associated with implementing its business strategy.  We estimate that we will be required to raise a minimum of $20,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) and continue as a going concern.  There is no assurance we will receive the required financing to continue as a going concern or raise the required proceeds to complete and implement our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

MediStaff has no plans to undertake product research and development during the term covered herein. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the upcoming fiscal year.

Employees

Other than MediStaff’s Director and Executive Officer who is currently donating his time to the development of the Company, there are no employees of the Company. We have no intention to hire employees until the business has been successfully funded.

Employment Agreements

There are no employment agreements.

ITEM 1A    RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future business, expenses, revenue, liquidity, and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects. In particular, please consider these risk factors when reading "forward-looking" statements which appear throughout this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as "expect," "intend," "anticipate" and similar expressions identify forward-looking statements. Each of these forward-looking statements involves risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

PLEASE CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY PRIOR TO INVESTING IN OUR COMMON STOCK.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

 Our sole Officer and Director provides services to us on a part-time basis and has no experience managing a public company. As a result, we may be unable to sell the shares in our offering, develop our business, and manage our public reporting requirements.

Our operations depend on the efforts of Dale Byers, our sole officer, director, and employee.  Mr. Byers has no experience related to public company management, nor as a principal accounting officer.  Because of this, Mr. Byers may be unable to offer and sell the shares in our registered offering, develop our business, and manage our public reporting requirements.  We cannot guarantee you that we will overcome any such obstacle.

Mr. Byers is involved in other business opportunities and may face a conflict in selecting between MediStaff and his other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mr. Byers to other pursuits without a sufficient warning, we may, consequently, go out of business.

MediStaff Corporation has no clients to date, and may not develop sufficient clients to stay in business.

MediStaff has not sold any products or provided any services, and may be unable to do so in the future. In addition, if we are unable to develop sufficient customers for our products and services, we will not generate enough revenue to sustain our business, and may have to adjust our business plan, or it may fail.

Fluctuations in patient occupancy at hospitals and healthcare facilities may adversely affect the demand for our services and therefore the profitability of our business.

Demand for our proposed temporary healthcare staffing services is significantly affected by the general level of patient occupancy at hospital and healthcare facilities.  When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired.  As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees.  In addition, we may experience more competitive pricing pressure during periods of occupancy downturn.  Occupancy at hospitals and healthcare facilities also fluctuates due to the seasonality of some elective procedures.  Such fluctuations in patient occupancy may adversely affect our revenues and earnings.

Purchasers in our S-1 offering effective June 10, 2008 will have limited control over decision-making because Dale Byers, our sole Officer, Director, employee and stockholder controls 93.8% of our issued and outstanding common stock.

Dale Byers, our sole Director, executive officer and employee beneficially owns 93.8% of the outstanding common stock as of March 31, 2009.  As a result of such ownership, investors in our common stock will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval

Investors may lose their entire investment if we fail to implement our business plan.

As a development stage company, we expect to face substantial risks, uncertainties, expenses and difficulties.  We were formed on March 13, 2008.  We have no demonstrable operations record on which you can evaluate our business and prospects.  We have yet to commence planned operations.  As of the date of this annual report on Form 10-K, we have had only limited start-up operations and generated no revenues.  We cannot guarantee that we will be successful in accomplishing our objectives.

Because there is currently no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system to resell your shares.  If a public market is not developed in the future shareholders would not be able to sell their shares and any investment would be lost in its entirety.

Because we do not have an audit committee, stockholders will have to rely on the sole director, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the Board of Directors as a whole. The sole member of the Board of Directors is not an independent Director. Thus, there is a potential conflict in that the sole board member is also engaged in management and participates in decisions concerning management compensation and audit issues that may affect management performance.

These risk factors, individually or occurring together, would likely have a substantially negative effect on MediStaff’s business and would likely cause it to fail.

ITEM 2      PROPERTIES
MediStaff uses an administrative office located at 1780 West 9000 South, Suite 218, West Jordan, Utah 84088. Office space is currently being provided free of charge at this location by our sole Officer and Director. There are no proposed programs for the renovation, improvement, or development of the facilities currently in use.

The Company’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3	LEGAL PROCEEDINGS

MediStaff is not currently a party to any legal proceedings. There are no known pending legal or administrative proceedings against MediStaff.

MediStaff’s sole Officer and Director, Dale Byers, has not been convicted in a criminal proceeding for violation of any federal or state securities or commodities law, nor has he been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this Form 10-K, the Company has 5,331,016 common shares issued and outstanding.  We are authorized to issue 75,000,000 common shares.

Sales of Unregistered Securities.    On March 17, 2008, the Company issued 5,000,000 shares of common stock to its sole officer and director at $0.005 per share for total cash of $25,000. In addition, the Company issued on the same day, 275,016 shares of common stock to a consultant at $0.005 per share as prepayment for $1,375 in future services. (Note 7 – Prepaid Expense). The Company relied on Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock.  All initial stockholders agreed to hold the shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption therefrom.

Sales of Registered Securities.  On various dates throughout the year ended March 31, 2009, the Company issued 56,000 shares of common stock at $.10 per share for total cash of $5,100, net of $500 in offering costs offset against additional paid-in capital.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on May 27, 2008.

Issuer Purchases of Equity Securities.    None during the Fiscal Year.

Dividends.    We did not declare or pay dividends during the Fiscal Year and do not anticipate declaring or paying dividends in fiscal year 2010.

ITEM 6	SELECTED FINANCIAL DATA

Summary of Financial Data

As of and for the year ended March 31, 2009

Revenues	$0

Operating Expenses	$(21,425)

Net Loss	$(21,510)

Total Assets	$13,055

Total Liabilities	$3,090

Total Stockholder’s Equity	$9,965

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of MediStaff. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Cautionary Statement

This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors" under the heading "Factors Affecting Future Operating Results." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation, and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the fiscal year.

Executive Overview

This past year, the focus of the Company was primarily on preparing and filing the registration statement on Form S-1 in order to register 1,000,000 common shares to be sold as a direct offering to the public at a price of $0.10 per share to fund the anticipated medical staffing business activities and maintain the status of the Company as a reporting company as defined by the Securities and Exchange Commission.  To date we have sold 56,000 common shares pursuant to our registered offering.  Our focus will be to continue to raise additional proceeds through our registered offering for at least the first and second quarters of our fiscal year ended March 31, 2010.

Shareholder Transactions

On March 17, 2008, 5,000,000 shares of our common stock were purchased by our Chief Executive Officer/Director, Dale Byers at $.005 per share for total proceeds of $25,000, and 275,016 shares of common stock were issued to a consultant at $.005 per share in exchange for $1,375 in consulting services.  The Company relied on Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock.  On various dates during the year ended March 31, 2009, the Company issued 56,000 shares of common stock at $.10 per share for total cash of $5,100. The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on May 27, 2008

•	The size of the Company's Board of Directors was determined to be one; and
•	Mr. Byers was elected as the sole member of the Board of Directors.

Fiscal Year

Revenue.  The Company has not generated any revenues.  As of March 31, 2009 the only proceeds received by the Company have been approximately $30,100 (net of offering costs) through the sale of its common stock.

Liquidity and Capital Resources

We will require significant amounts of working capital to begin our proposed medical staffing business and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $13,055 of cash available.  We must raise additional proceeds of $20,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees).

There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

None.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There currently is no market for our common stock.  We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

Management of MediStaff Corporation is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Dale Byers, based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

MediStaff will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, MediStaff will enhance and test our year-end financial close process. Additionally, MediStaff’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2009 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of March 31, 2009 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending March 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• MediStaff will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.
PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MediStaff executive officer and director and his respective age as of March 31, 2009 are as follows:

Directors:

Name of Director	Age
Dale Byers	34

Executive Officers:

Name of Officer	Age	Office
Dale Byers	34	President, Chief Financial Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past year.

Dale Byers, President, Member of the Board of Directors:  Since 2001, Mr. Byers has purchased and successfully operated three businesses including a large child care center, a document conversion firm, and a paramedical company.  He purchased these companies with the intent of using his management and marketing skills to grow their revenues and profits to build value and then to sell them for an optimal gain.   He sold the child care center in 2005 and the document conversion firm in 2007.  Mr. Byers currently owns and operates MyParamed, a paramedical company, which he purchased in 2005. MyParamed uses a network of qualified medical professionals, phlebotomists, and nurses, to perform exams across the country for a variety of purposes, including life insurance applications, wellness programs, and DNA testing.

Mr. Byers will be able to spend up to 10 hours per week on the development of MediStaff at no cost to the Company.

MediStaff’s sole Officer and Director has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Dale Byers Director, President	2008	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended March 31, 2009. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal year ended March 31, 2009.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

MediStaff did not grant any stock options to the executive officer during the most recent fiscal period ended March 31, 2009.  MediStaff has also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to MediStaff to own more than 5% of the outstanding common stock as of March 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.
Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Dale Byers 1780 West 9000 South, Suite 218, West Jordan, Utah 84088	5,000,000 shares	93.8%

The percent of class is based on 5,331,016 shares of common stock issued and outstanding as of March 31, 2009.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the Fiscal Year, there were no material transactions between the Company and any Officer, Director or related party.  None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of March 31, 2009 the Company has incurred auditing expenses of approximately $6,750 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

MEDISTAFF CORPORATION

  Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MediStaff Corporation

We have audited the accompanying balance sheets of MediStaff Corporation (a development stage enterprise) (the Company) as of March 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2009, the period from March 13, 2008 (inception) through March 31, 2008, and the period from March 13, 2008 (inception) through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediStaff Corporation as of March 31, 2009 and 2008, and the results of its operations and cash flows for the year ended March 31, 2009, the period from March 13, 2008 (inception) through March 31, 2008, and the period from March 13, 2008 (inception) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in financial statement Note 4, the Company has incurred losses since inception, and has not engaged in any operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 18, 2009

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2009	2008
ASSETS

Current assets
Cash	$13,055	$12,500
Prepaid expenses	-	13,875

Total current assets	13,055	26,375

Total assets	$13,055	$26,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,090	$-

Total current liabilities	3,090	-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 5,331,016 and 5,275,016 shares issued and outstanding at March 31, 2009 and 2008, respectively	5,331	5,275
Additional paid-in capital	26,144	21,100
Deficit accumulated during the development stage	(21,510)	-
Total stockholders' equity	9,965	26,375

Total liabilities and stockholders' equity	$13,055	$26,375

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Operations

	Year ended March 31, 2009	Period from March 13, 2008 (inception) to March 31, 2008	Period from March 13, 2008 (inception) to March 31, 2009

Revenue	$-	$-	$-

Operating expenses
Professional fees	21,375	-	21,375
Other general & administrative	50	-	50
Total operating expenses	21,425	-	21,425

Other income (expense)
Interest income	5		5
Interest expense	(90)		(90)
Total other income (expense)	(85)	-	(85)

Net loss	$(21,510)	$-	$(21,510)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,314,178	5,275,016

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
Period of March 13, 2008 (Inception) to March 31, 2009

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total
	Shares	Amount
Balance, March 13, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, $.005 per share, March 17, 2008 (Note 3)	5,000,000	5,000	20,000	-	25,000
Common stock issued as prepayment for services, $.005 per share, March 17, 2008 (Note 3)	275,016	275	1,100	-	1,375
Net loss for period of March 13, 2008 (inception) to March 31, 2008	-	-	-	-	-
Balance, March 31, 2008	5,275,016	5,275	21,100	-	26,375

Common stock issued for cash, $.10 per share less $500 offering costs, August 15, 2008	56,000	56	5,044	-	5,100
Net loss for the year ended March 31, 2009	-	-	-	(21,510)	(21,510)
Balance, March 31, 2009	5,331,016	$5,331	$26,144	$(21,510)	$9,965

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

	Year ended March 31, 2009	Period from March 13, 2008 (inception) to March 31, 2008	Period from March 13, 2008 (inception) to March 31, 2009

Cash flows from operating activities
Net loss	$(21,510)	$-	$(21,510)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	1,375	1,375
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	13,875	(13,875)	-
Increase in accounts payable	3,090	-	3,090
Net cash used in operating activities	(4,545)	(12,500)	(17,045)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of common stock	5,100	25,000	30,100
Net cash provided by financing activities	5,100	25,000	30,100

Increase in cash	555	12,500	13,055

Cash at beginning of period	12,500	-	-

Cash at end of period	$13,055	$12,500	$13,055

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 275,016 shares of common stock for professional and consulting services	$-	$1,375	$1,375

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the Period of March 13, 2008 (Inception) to
March 31, 2008 and the Period of March 13, 2008 (Inception) to March 31, 2009

A summary of significant accounting policies of MediStaff Corporation (A Development Stage Enterprise) (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Note 1 – Nature of Business

The Company was incorporated in the State of Nevada on March 13, 2008, and has a fiscal year-end of March 31.  The Company plans to become a full-service temporary personnel agency providing qualified, experienced, temporary medical staff to hospitals, clinics, and nursing homes. This market has been addressed to some extent by larger, general temporary staffing agencies, but has not been fully served. The Company will offer a high quality alternative to the current offering of temporary medical staffing companies

Note 2 – Summary of Significant Accounting Policies

Development Stage Enterprise

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2009 and 2008, the Company had $13,055 and $12,500 in cash,  respectively.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the Period of March 13, 2008 (Inception) to
March 31, 2008 and the Period of March 13, 2008 (Inception) to March 31, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are

Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	3- 5 years
Vehicles	5 -10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At March 31, 2009 and 2008, the Company had no property and equipment.

Advertising Costs

Advertising and promotion costs are expensed as incurred.  The Company incurred no such expenses since inception.

Recent Accounting Pronouncements

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the Period of March 13, 2008 (Inception) to
March 31, 2008 and the Period of March 13, 2008 (Inception) to March 31, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008 FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the Period of March 13, 2008 (Inception) to
March 31, 2008 and the Period of March 13, 2008 (Inception) to March 31, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

Note 3 – Stockholders’ Equity

On March 13, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock.

On March 17, 2008, the Company issued 5,000,000 shares of common stock to its sole officer and director at $0.005 per share for total cash of $25,000. In addition, the Company issued on the same day, 275,016 shares of common stock to a consultant at $0.005 per share as prepayment for $1,375 in future services. (Note 7 – Prepaid Expense). The Company relied on Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock.  All initial stockholders agreed to hold the shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption therefrom.

On various dates throughout the year ended March 31, 2009 the Company issued 56,000 shares of common stock at $.10 per share for total cash of $5,100, net of $500 in offering costs offset against additional paid-in capital.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on May 27, 2008.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the Period of March 13, 2008 (Inception) to
March 31, 2008 and the Period of March 13, 2008 (Inception) to March 31, 2009

Note 4 – Going Concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred little activity since inception other than the issuance of stock for cash and services and professional fees. The Company is currently in the development stage, and there is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's service development efforts. Management's plans include the marketing of their services and establishment of key management personnel to support the business plan.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Note 5 – Net Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of March 31, 2009 or 2008.

Note 6 – Provision for Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31 2009, the Company had accumulated deficits during the development stage of $21,510 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $7,500 due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2009 and the period of March 13, 2008 (inception) to March 31, 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2009 and 2008.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the Period of March 13, 2008 (Inception) to
March 31, 2008 and the Period of March 13, 2008 (Inception) to March 31, 2009

Note 7 – Prepaid Expenses

Upon inception, the Company entered into a consulting contract with an unrelated entity (the “Consultant”) whereby the Consultant would provide services related to the filing of the Company’s registration statement with the Securities and Exchange Commission on Form S-1.  Pursuant to the terms of the contract, the Company is to pay the Consultant $25,000 cash and $1,375 in stock (275,016 shares of common stock at $0.005 per share – see Note 3).  At March 31, 2008, the Company had paid a $12,500 cash retainer, and issued the $1,375 in stock, resulting in prepaid expenses of $13,875.

During the year ended March 31, 2009, the Consultant performed all services stipulated in the contract. As such, the Company recognized the full amount of prepaid expense related to this contract during the year ended March 31, 2009 resulting in no prepaid expenses as of March 31, 2009.

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form S-1, filed on May 27, 2008.

3.2	By-Laws are incorporated herein by reference to Form S-1, filed on May 27, 2008.

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTAFF CORPORATION

By:	/s/ DALE BYERS
DALE BYERS
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: June 29, 2009