Form 10-Q
period 2009-06-30
MediStaff CORP
filed 2009-08-14
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of August 14, 2009 5,331,016 shares of Common Stock, par value $.001, were outstanding.

MEDISTAFF CORPORATION

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2009	March 31, 2009

	(unaudited)
ASSETS

Current assets
Cash	$9,951	$13,055

Total current assets	9,951	13,055

Total assets	$9,951	$13,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,481	$3,090

Total current liabilities	5,481	3,090

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 5,331,016 issued and outstanding	5,331	5,331
Additional paid in capital	26,144	26,144
Deficit accumulated during the development stage	(27,005)	(21,510)
Total stockholders' equity	4,470	9,965

Total liabilities and stockholders' equity	$9,951	$13,055

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Operations (unaudited)
			For the period from March 13, 2008 (inception) to June 30, 2009

	Three months ended June 30,
	2009	2008

Revenue	$-	$-	$-

Operating expenses
Professional fees	5,481	13,875	26,856
Other general & administrative	106	-	156
Total operating expenses	5,587	13,875	27,012

Other income (expense)
Interest expense	-	-	(90)
Interest income	2	-	7
Other income	90	-	90
Total other income (expense)	92	-	7

Net loss available to common stockholders	$(5,495)	$(13,875)	$(27,005)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	5,331,016	5,275,016

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period from March 13, 2008 (inception) to June 30, 2009

	Three months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(5,495)	$(13,875)	$(27,005)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-		1,375
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	10,875	-
Increase in accounts payable	2,391	3,000	5,481
Net cash used in operating activities	(3,104)	-	(20,149)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock (net of offering costs)	-	-	30,100
Net cash provided by financing activities	-		30,100

Increase (decrease) in cash	(3,104)	-	9,951

Cash at beginning of period	13,055	12,500	-

Cash at end of period	$9,951	$12,500	$9,951

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 275,016 shares of common stock for professional and consulting services	$-	$-	$1,375

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three Months Ended June 30, 2009 and 2008 and the
Period of March 13, 2008 (Inception) to June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUBSEQUENT EVENTS

 The Company has evaluated subsequent events from the balance sheet date through August 10, 2009, and determined there are no events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

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

Liquidity and Capital Resources

On June 10, 2008, the Securities and Exchange Commission (“SEC”) deemed our Form S-1 Registration Statement (Commission File Number 333-151197) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than June 10, 2010. As of the date of this report we have sold 56,000 shares of common stock at $.10 per share in our direct offering to the public for total proceeds raised of $5,100 (net of $500 in offering costs). Management intends to continue to focus its efforts on selling the offered common shares for the next six months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and pay for administrative expenses.  If the Company is unable to secure adequate financing from this registered offering, its business will fail and any investment made into the Company will be completely lost.

As of June 30, 2009, we had total cash available of $9,951.  We have a cumulative net loss of $27,005 since inception, with total current liabilities of $5,481.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.  We are currently dependent upon raising proceeds within the next six months in order to continue as a going concern.  There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next six months and failure to do so would result in a complete loss of any investment made into the Company.

Product Research and Development

The Company has not incurred any expense for product research and development since its inception and does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director and the Company does not anticipate hiring any additional employees within the next six months.

Principal Office

Dale Byers, officer and director, makes available his home office located at 1780 West 9000 South, Suite 218, West Jordan, Utah 84088-6501.  Our telephone number is (801) 230-4761 to the Company free of charge.  There are no arrangements by and between Mr. Byers and the Company for use of the office space.  The Company does not have exclusive use of this office space; Mr. Byers also utilizes this space for purposes other than those of the Company.

MediStaff’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  MediStaff does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long-lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

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

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company has no intentions of entering into hedging transactions.  We believe that there have been no significant changes in our market risk exposures for the three months ended June 30, 2009.

Item 4T.	Controls and Procedures

Appearing immediately following the Signatures section of this Amended Quarterly Report there are two separate forms of "Certifications" of the CEO/CFO, Dale Byers.  The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley Act of 2002 (“SOX”) Section 404 A which accomplishes the following:

• Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Dale Byers. Good controls encourage efficiency, compliance with laws and regulations, and sound information, and seek to eliminate fraud and abuse.

• These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

• Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

• Internal controls are mechanisms that are there to help the Company manage risks to success.

• Internal control is about getting things done (performance) but also about ensuring that they are done properly (integrity), and that this can be demonstrated and reviewed (transparency and accountability).

•  Control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of June 30, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended June 30, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

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

Mr. Byers, the Company’s sole Officer and Director has not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against MediStaff.

Item 1A.	Risk Factors.

There have been no material changes to the risks to our business described in our annual report filed on Form 10-K with the SEC on June 29, 2009.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediStaff Corporation

Date: August 14, 2009	By:	/s/ Dale Byers
Dale Byers
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Date: August 14, 2009	By:	/s/ Dale Byers
Dale Byers
President and Chief Executive Officer