Form 10-Q
period 2009-09-30
MediStaff CORP
filed 2009-11-06
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.

Yes ☐	No ☒

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

As of November 13, 2009 5,331,016 shares of Common Stock, par value $.001, were outstanding.

MEDISTAFF CORPORATION

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1 Financial Statements:	4

Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009	5

Statements of Operations for the three months and six months ended September 30, 2009 and 2008, and the period of March 13, 2008 (Inception) to September 30, 2009 (unaudited)	6

Statements of Cash Flows for the six months ended September 30, 2009 and 2008, and the period of March 13, 2008 (Inception) to September 30, 2009 (unaudited)	7

Notes to Unaudited Financial Statements	8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1 Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3 Defaults upon Senior Securities	14

Item 4 Submission of Matters to a Vote of Security Holders	14

Item 5 Other Information	14

Item 6 Exhibits	15

Signatures	16

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2009	March 31, 2009

	(unaudited)
ASSETS

Current assets
Cash	$1,513	$13,055

Total current assets	1,513	13,055

Total assets	$1,513	$13,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$3,090

Total current liabilities	-	3,090

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 5,331,016 issued and outstanding	5,331	5,331
Additional paid in capital	26,144	26,144
Deficit accumulated during the development stage	(29,962)	(21,510)
Total stockholders' equity	1,513	9,965

Total liabilities and stockholders' equity	$1,513	$13,055

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Operations (unaudited)
					For the period from March 13, 2008 (inception) to September 30, 2009

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	2,697	4,500	8,178	18,375	29,553
Other general & administrative	261	50	367	50	417
Total operating expenses	2,958	4,550	8,545	18,425	29,970

Other income (expense)
Interest expense	-	-	-	-	(90)
Interest income	1	-	3	-	8
Other income	-	-	90	-	90
Total other income (expense)	1	-	93	-	8

Net loss available to common stockholders	$(2,957)	$(4,550)	$(8,452)	$(18,425)	$(29,962)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	5,331,016	5,302,299	5,331,016	5,288,732

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period from March 13, 2008 (inception) to September 30, 2009

	Six months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(8,452)	$(18,425)	$(29,962)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-		1,375
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	13,875	-
Increase (decrease) in accounts payable	(3,090)	4,500	-
Net cash used in operating activities	(11,542)	(50)	(28,587)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock (net of offering costs)	-	5,100	30,100
Net cash provided by financing activities	-	5,100	30,100

Increase (decrease) in cash	(11,542)	5,050	1,513

Cash at beginning of period	13,055	12,500	-

Cash at end of period	$1,513	$17,550	$1,513

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 275,016 shares of common stock for professional and consulting services	$-	$-	$1,375

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended September 30, 2009 and 2008 and the
Period of March 13, 2008 (Inception) to September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

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

NOTE 3 – SUBSEQUENT EVENTS

 The Company has evaluated subsequent events from the balance sheet date through November 4, 2009, and determined there are no events to disclose.

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

As of September 30, 2009, we had total cash available of $1,513.  We have a cumulative net loss of $29,962 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.  We are currently dependent upon raising proceeds within the next six months in order to continue as a going concern.  There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next six months and failure to do so would result in a complete loss of any investment made into the Company.

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

Principal Office

Dale Byers, officer and director, makes available his home office located at 1780 West 9000 South, Suite 218, West Jordan, Utah 84088-6501.  Our telephone number is (801) 230-4761 and telephone service is provided to the Company free of charge.  There are no arrangements by and between Mr. Byers and the Company for use of the office space.  The Company does not have exclusive use of this office space; Mr. Byers also utilizes this space for purposes other than those of the Company.

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

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company has no intentions of entering into hedging transactions.  We believe that there have been no significant changes in our market risk exposures for the six months ended September 30, 2009.

Item 4T.	Controls and Procedures

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO/CFO, Dale Byers.  The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

As of September 30, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended September 30, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II ― OTHER INFORMATION

Item 1.	Legal Proceedings.

MediStaff is not currently a party to any legal proceedings. MediStaff’s agent for service of process in Nevada is InCorp, Services, Inc. 375 North Stephanie Street, Suite 1411, Henderson, NV 89014.  The telephone number is: 702.866.2500.

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

MediStaff Corporation

Date: November 5, 2009	By:	/s/ Dale Byers
Dale Byers
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Date: November 5, 2009	By:	/s/ Dale Byers
Dale Byers
President and Chief Executive Officer