Form 10-Q
period 2009-12-31
MediStaff CORP
filed 2010-02-05
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2009

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

As of February 5, 2010 there were 5,429,016 shares of Common Stock, par value $0.001 issued and outstanding.

MEDISTAFF CORPORATION

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1 Financial Statements:	4

Balance Sheets as of December 31, 2009 (unaudited) and March 31, 2009	5

Statements of Operations for the three months and nine months ended December 31, 2009 and 2008, and the period of March 13, 2008 (Inception) to December 31, 2009(unaudited)	6

Statements of Cash Flows for the nine months ended December 31, 2009 and 2008, and the period of March 13, 2008 (Inception) to December 31, 2009(unaudited)	7

Notes to Unaudited Financial Statements	8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1 Legal Proceedings	12

Item 1A. Risk Factors	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3 Defaults upon Senior Securities	13

Item 4 Submission of Matters to a Vote of Security Holders	13

Item 5 Other Information	13

Item 6 Exhibits	13

Signatures	14

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	December 31, 2009	March 31, 2009

	(unaudited)
ASSETS

Current assets
Cash	$10,904	$13,055

Total current assets	10,904	13,055

Total assets	$10,904	$13,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,950	$3,090

Total current liabilities	1,950	3,090

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized; 5,429,016 and 5,331,016 issued and outstanding at December 31, 2009 and March 31, 2009, resp.	5,429	5,331
Additional paid in capital	35,846	26,144
Deficit accumulated during the development stage	(32,321)	(21,510)
Total stockholders' equity	8,954	9,965

Total liabilities and stockholders' equity	$10,904	$13,055

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Operations (unaudited)
					For the period from March 13, 2008 (inception) to December 31, 2009

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	2,326	1,500	10,504	19,875	31,879
Other general & administrative	33	-	400	50	450
Total operating expenses	2,359	1,500	10,904	19,925	32,329

Other income (expense)
Interest expense	-	-	-	-	(90)
Interest income	-	1	3	1	8
Other income	-	-	90	-	90
Total other income (expense)	-	1	93	1	8

Net loss available to common stockholders	$(2,359)	$(1,499)	$(10,811)	$(19,924)	$(32,321)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	5,377,644	5,331,016	5,346,615	5,303,183

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period from March 13, 2008 (inception) to December 31, 2009

	Nine months ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(10,811)	$(19,924)	$(32,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	1,375
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	13,875	-
Increase (decrease) in accounts payable and accrued liabilities	(1,140)	4,500	1,950
Net cash used in operating activities	(11,951)	(1,549)	(28,996)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock (net of offering costs)	9,800	5,100	39,900
Net cash provided by financing activities	9,800	5,100	39,900

Increase (decrease) in cash	(2,151)	3,551	10,904

Cash at beginning of period	13,055	12,500	-

Cash at end of period	$10,904	$16,051	$10,904

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 275,016 shares of common stock for professional and consulting services	$-	$-	$1,375

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2009 and 2008 and the
Period of March 13, 2008 (Inception) to December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

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

NOTE 3 – SUBSEQUENT EVENTS

 The Company has evaluated subsequent events from the balance sheet date through February 1, 2010 and determined there are no events to disclose.

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

Business Development

To date, our business activities have been limited to attempting to raise capital through the sale of our common stock through our registered offering, maintaining our reporting requirements, and researching potential healthcare organizations within the State of Utah who would benefit from our personnel staffing services.  These organizations consist of three general groups that our management plans to target:

•	Hospitals and teaching facilities,
•	Clinics and nursing homes, and
•	Organizations, such as corporations or schools.

Liquidity and Capital Resources

On June 10, 2008, the Securities and Exchange Commission (“SEC”) deemed our Form S-1 Registration Statement (Commission File Number 333-151197) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than June 10, 2010. As of the date of this report since the commencement of the offering, we have sold 154,000 shares of common stock at $.10 per share in our direct offering to the public for total proceeds raised of $14,900 (net of $500 in offering costs). Management intends to continue to focus its efforts on selling the offered common shares for the next three months or until the offering is fully subscribed and utilize these funds to maintain its status as a Reporting Company as defined under the Exchange Act of 1934 as amended, begin the initial development of the Company, and pay for administrative expenses.  If the Company is unable to secure adequate financing from this registered offering, its business will fail and any investment made into the Company will be completely lost.

As of December 31, 2009, we had total cash available of $10,904, which was the result of sales of our common stock.  We have a cumulative net loss of $32,321 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.  We are currently dependent upon raising proceeds in order to continue as a going concern.  There can be no guarantee or assurance that the Company will be able to secure adequate financing within the next three months and failure to do so would result in a complete loss of any investment made into the Company.

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

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company has no intentions of entering into hedging transactions.  We believe that there have been no significant changes in our market risk exposures for the nine months ended December 31, 2009.

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

As of December 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended December 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

MediStaff Corporation

Date: February 5, 2010	By:	/s/ Dale Byers
Dale Byers
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

Date: February 5, 2010	By:	/s/ Dale Byers
Dale Byers
President and Chief Executive Officer