Form 10-K
period 2010-03-31
MediStaff CORP
filed 2010-06-25
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system. Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of June 23, 2010, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of June 23, 2010, the Registrant had outstanding 5,429,016 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference: None

INDEX
MEDISTAFF CORPORATION

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2010. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

 Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

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

Company History

MediStaff is a development stage medical staffing company. We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. Since becoming incorporated, MediStaff has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  MediStaff has no subsidiaries.  Our fiscal year end is March 31st.  We have no revenues, have achieved only losses since inception, have no operations, and have been issued a going concern opinion from our auditors.

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

As of March 31, 2010 we have sold approximately 154,000 common shares through our registered offering as filed on Form S-1, May 27, 2008 (deemed effective June 10, 2008). Investors must be aware that as of the date of this report there is no market for our common stock.  The Company cannot provide any guarantee or assurance a market will ever develop for the common stock.  If a market is not developed the result would be a complete loss of any investment made into the Company.

Management believes it has enough cash on hand to maintain its status as a reporting Company for the next three months.  As such the Company must raise proceeds within the next three months in order to continue as a going concern and maintain its status as a reporting company for the next twelve months.  If the Company is unable to secure additional proceeds within this timeframe the business would likely fail and an investment made into the Company by an investor would be lost in it is entirety.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. MediStaff was incorporated in the State of Nevada on March 13, 2008 and has not conducted any revenue generating operations to date.

MediStaff has raised a total of approximately $15,400 from the sale of its common stock to unrelated parties.  As of March 31, 2010, we had a balance (less outstanding checks) of $3,366 in cash with liabilities of $71 in accounts payable.   The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund costs associated with implementing its business strategy; we estimate that this cost will be approximately $15,000. There is no assurance we will receive the required financing to continue as a going concern or raise the required proceeds to complete and implement our business strategies. We have no assurance that future financing will be available to us on acceptable terms in the future. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations and any investment made into the Company would be lost.

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

Employment Agreements

There are no employment agreements.

ITEM 1A.	RISK FACTORS
Not Applicable

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not Applicable

ITEM 2	PROPERTIES

MediStaff uses an administrative office located at 1780 West 9000 South, Suite 218, West Jordan, Utah 84088. Office space is currently being provided free of charge at this location by our sole Officer and Director. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

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

MediStaff is not currently a party to any legal proceedings. There are no known pending legal or administrative proceedings against MediStaff. MediStaff’s agent for service of process in Nevada is: InCorp Services Inc., 3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120 – Telephone (702) 866-2500

MediStaff’s Officers and Director have not been convicted in a criminal proceeding nor been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Mr. Byers and Ms. Lima, the Company’s Officers and Director, have not been convicted of violating any federal or state securities or commodities law.

ITEM 4	REMOVED AND RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of date of this 10K the Company has 5,429,016 common shares issued and outstanding.  We are authorized to issue 75,000,000 common shares.

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

Sales of Registered Securities.  On various dates throughout the year ended March 31, 2010 the Company issued 154,000 shares of common stock at $.10 per share for total cash of $15,400.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on May 27, 2008.

Issuer Purchases of Equity Securities.    None during the Fiscal Year.

Dividends.    We did not declare or pay dividends during the Fiscal Year and do not anticipate declaring or paying dividends in fiscal year 2010.

ITEM 6	SELECTED FINANCIAL DATA

Summary of Financial Data

As of March 31, 2010

Revenues	$0

Operating Expenses	$(37,980)

Earnings (Loss)	$(37,980)

Total Assets	$3,366

Liabilities	$71

Stockholder’s Equity	$3,295

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of MediStaff. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Critical Accounting Policies

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification ™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company‘s results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added no additional required disclosure relative to the date through which subsequent events have been evaluated. For the Company, this standard was effective beginning July 1, 2009.

Executive Overview

This past year the focus of the Company was primarily on selling common stock via the registration statement and applying for quotation of the Company’s common stock on the Over-the Counter Bulletin Board (OTCBB).  As of March 31, 2010 there is no market for the Company’s common stock and there can be no assurance that a market will ever develop in the future.  For the next year we plan to continue our research of potential healthcare organizations within the State of Utah who would benefit from our personnel staffing services and attempt to raise additional capital.  If we are unable to raise additional capital our business will fail and any investment made would be lost in its entirety.

Shareholder Transaction

Company issued 154,000 shares of common stock at $.10 per share for total cash of $15,400. The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on May 27, 2008

•	The size of the Company's Board of Directors was determined to be one; and
•	Mr. Byers was elected as the sole member of the Board of Directors.

Fiscal Year ending March 31, 2010

Revenue.  The Company has not generated any revenues.  As of March 31, 2010 the only proceeds received by the Company have been approximately $9,800 through the sale of its common stock.

Liquidity and Capital Resources

We will require significant amounts of working capital to begin our proposed medical staffing business and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $3,366 of cash available.  We must raise additional proceeds of $15,000 over the course of the next twelve months in order to cover expenses related to maintaining our status as a reporting company (legal, auditing, and filing fees).

There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rules 13a - 15(e) and 15d -15(e) under the Securities Exchange Act of 1934 as amended).  Our registration statement filed on Form S-1 became effective on May 27, 2008; as such, we are subject to the requirements under the Securities Exchange Act of 1934. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the attestation report in this annual report.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2010, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010 (the end of the period covered by this report) the Company’s internal control over financial reporting is materially weak due to the lack of segregation of duties.

This is based upon the fact that there is currently only one Officer and Director of the Company.  If and when the Company begins to grow and develop its business plan the Company plans to add additional independence to its accounting methods and procedures, although at this time management has no specific plan regarding this matter.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MediStaff executive officers and director and their respective ages as of March 31, 2010 are as follows:

Directors:

Name of Officer	Age
Dale Byers	34

Executive Officers:

Name of Officer	Age	Office
Dale Byers	34	President, Chief Financial Officer
Marli das Mercês Ferreira Lima	43	Corporate Secretary

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past year.

Dale Byers, President, Member of the Board of Directors:  Since 2001, Mr. Byers has purchased and successfully operated three businesses including a large child care center, a document conversion firm and a paramedical company.  He purchased these companies with the intent of using his management and marketing skills to grow their revenues and profits to build value and then to sell them for an optimal gain.   He sold the child care center in 2005 and the document conversion firm in 2007.  Mr. Byers currently owns and operates MyParamed, a paramedical company, which he purchased in 2005. MyParamed uses a network of qualified medical professionals, phlebotomists and nurses, to perform exams across the country for a variety of purposes, including life insurance applications, wellness programs and DNA testing.

Mr. Byers will be able to spend up to 10 hours per week on the development of MediStaff at no cost to the Company.

Marli das Mercês Ferreira Lima, Corporate Secretary: Ms. Lima currently is engaged in general administrative services.  For a period of approximately fifteen years (1990-2005) Lima worked as an in Home Care Provider, assisting elderly in Brazil.

MediStaff’s Officers and Director have not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Dale Byers Director, President	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Marli Lima Secretary	2009	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended March 31, 2010. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2010.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

MediStaff did not grant any stock options to the executive officer during the most recent fiscal period ended March 31, 2010.  MediStaff has also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to MediStaff to own more than 5% of the outstanding common stock as of March 31, 2010 and by the officers and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.
Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Dale Byers 1780 West 9000 South, Suite 218, West Jordan, Utah 84088	5,000,000 shares	92.1%

The percent of class is based on 5,429,016 shares of common stock issued and outstanding as of March 31, 2010.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the Fiscal Year, there were no material transactions between the Company and any Officers, Director or related party, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

As of March 31, 2009 the Company has incurred auditing expenses of approximately $8,500.

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
DALE BYERS
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: June 23, 2010

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
MediStaff Corporation

We have audited the accompanying balance sheets of MediStaff Corporation (a development stage enterprise) (the Company) as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period from March 13, 2008 (inception) through March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediStaff Corporation as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from March 13, 2008 (inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has cash flow constraints, and accumulated deficit, and has not engaged in any operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 23, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2010	2009
ASSETS

Current assets
Cash	$3,366	$13,055
Total current assets	3,366	13,055

Total assets	$3,366	$13,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$71	$3,090
Total current liabilities	71	3,090

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized; 5,429,016 and 5,275,016 shares issued and outstanding at March 31, 2010 and 2009, resp.	5,429	5,331
Additional paid in capital	35,846	26,144
Deficit accumulated during the development stage	(37,980)	(21,510)
Total stockholders' equity	3,295	9,965

Total liabilities and stockholders' equity	$3,366	$13,055

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Operations

			Period from March 13, 2008 (inception) to March 31, 2010

	Year ended March 31,
	2010	2009

Revenue	$-	$-	$-

Operating expenses
Professional fees	16,138	21,375	37,513
Other general & administrative	425	50	475
Total operating expenses	16,563	21,425	37,988

Other income (expense)
Interest expense	-	(90)	(90)
Interest income	3	5	8
Other income	90	-	90
Total other income (expense)	93	(85)	8

Net loss	$(16,470)	$(21,510)	$(37,980)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,366,933	5,314,178

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
Period of March 13, 2008 (Inception) to March 31, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 13, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, $.005 per share, March 17, 2008 (Note 3)	5,000,000	5,000	20,000	-	25,000
Common stock issued as prepayment for services, $.005 per share, March 17, 2008 (Note 3)	275,016	275	1,100	-	1,375
Net loss for period of March 13, 2008 (inception) to March 31, 2008	-	-	-	-	-
Balance, March 31, 2008	5,275,016	5,275	21,100	-	26,375

Common stock issued for cash, $.10 per share less $500 offering costs, August 15, 2008	56,000	56	5,044	-	5,100
Net loss for the year ended March 31, 2009	-	-	-	(21,510)	(21,510)
Balance, March 31, 2009	5,331,016	$5,331	$26,144	$(21,510)	$9,965

Common stock issued for cash, $.10 per share, various dates	98,000	98	9,702	-	9,800
Net loss for the year ended March 31, 2010	-	-	-	(16,470)	(16,470)
Balance, March 31, 2010	5,429,016	$5,429	$35,846	$(37,980)	$3,295

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			Period from March 13, 2008 (inception) to March 31, 2010

	Year ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(16,470)	$(21,510)	$(37,980)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	1,375
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	13,875	-
Increase (decrease) in accounts payable	(3,019)	3,090	71
Net cash used in operating activities	(19,489)	(4,545)	(36,534)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of common stock (net of offering costs)	9,800	5,100	39,900
Net cash provided by financing activities	9,800	5,100	39,900

Increase (decrease) in cash	(9,689)	555	3,366

Cash at beginning of period	13,055	12,500	-

Cash at end of period	$3,366	$13,055	$3,366

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Financial Statements
For the Years Ended March 31, 2010 and 2009 and the
Period of March 13, 2008 (Inception) to March 31, 2010

Note 1 – Nature of Business

The Company was incorporated in the State of Nevada on March 13, 2008, and has a fiscal year-end of March 31.  The Company plans to become a full-service temporary personnel agency providing qualified, experienced, temporary medical staff to hospitals, clinics, and nursing homes. This market has been addressed to some extent by larger, general temporary staffing agencies, but has not been fully served. The Company will offer a high quality alternative to the current offering of temporary medical staffing companies

Note 2 – Significant Accounting Policies

Development Stage Enterprise

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in FASB ASC 915, “Development Stage Entities.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2010 and 2009, the Company had $3,366 and $13,055 in cash and no cash equivalents, respectively.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid. No revenues have been recognized since the Company’s inception.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Financial Statements
For the Years Ended March 31, 2010 and 2009 and the
Period of March 13, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:
Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	3 - 5 years
Vehicles	5 - 10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At March 31, 2010 and 2009, the Company had no property and equipment.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Financial Statements
For the Years Ended March 31, 2010 and 2009 and the
Period of March 13, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Advertising Costs

Advertising and promotion costs are expensed as incurred.  The Company incurred no such expenses since inception.

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of September 30, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of July 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Financial Statements
For the Years Ended March 31, 2010 and 2009 and the
Period of March 13, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The implementation of ASC Update No. 2009-12 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for interim and annual periods beginning after November 15, 2009r. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Financial Statements
For the Years Ended March 31, 2010 and 2009 and the
Period of March 13, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Accounting Standards Update  (“ASU”) ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 – Stockholders’ Equity

Common Stock

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

On various dates throughout the year ended March 31, 2010 the Company issued 98,000 shares of common stock at $.10 per share for total cash of $9,800.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on May 27, 2008.

At March 31, 2010 and 2009 there were 5,429,016 and 5,275,016 shares issued and outstanding, respectively.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Financial Statements
For the Years Ended March 31, 2010 and 2009 and the
Period of March 13, 2008 (Inception) to March 31, 2010

Note 3 – Stockholders’ Equity (continued)

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception. As of March 31, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from March 13, 2008 (date of inception) through March 31, 2010 of $37,980 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $13,293 have been completely offset by a valuation allowance that increased by approximately $5,764 and $7,529 during the years ended March 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at March 31, 2010 or 2009.

Note 5 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Financial Statements
For the Years Ended March 31, 2010 and 2009 and the
Period of March 13, 2008 (Inception) to March 31, 2010

Note 5 – Going Concern (continued)

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this document and determined there are no items to disclose.