Form 10-Q
period 2010-06-30
MediStaff CORP
filed 2010-07-27
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of July 26, 2010 there were 5,429,016 shares of Common Stock, par value $0.001 issued and outstanding.

MEDISTAFF CORPORATION

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2010	March 31, 2010

	(Unaudited)
ASSETS

Current assets
Cash	$2,264	$3,366
Total current assets	2,264	3,366

Total assets	$2,264	$3,366

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$4,850	$71
Total current liabilities	4,850	71

Stockholders' Equity (Deficit)
Common stock, $.001 par value; 75,000,000 shares authorized; 5,429,016 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	5,429	5,429
Additional paid in capital	35,846	35,846
Deficit accumulated during the development stage	(43,861)	(37,980)
Total stockholders' equity (deficit)	(2,586)	3,295

Total liabilities and stockholders' equity (deficit)	$2,264	$3,366

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Operations (unaudited)

			Period from March 13, 2008 (inception) to June 30, 2010

	Three months ended June 30,
	2010	2009

Revenue	$-	$-	$-

Operating expenses
Professional fees	5,381	5,481	42,894
Other general & administrative	500	106	975
Total operating expenses	5,881	5,587	43,869

Other income (expense)
Interest expense	-	-	(90)
Interest income	-	2	8
Other income	-	90	90
Total other income (expense)	-	92	8

Net loss	$(5,881)	$(5,495)	$(43,861)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,429,016	5,331,016

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

			Period from March 13, 2008 (inception) to June 30, 2010

	Three months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(5,881)	$(5,495)	$(43,861)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	1,375
Changes in operating liabilities:
Increase in accounts payable	4,779	2,391	4,850
Net cash used in operating activities	(1,102)	(3,104)	(37,636)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of common stock (net of offering costs)	-	-	39,900
Net cash provided by financing activities	-	-	39,900

Increase (decrease) in cash	(1,102)	(3,104)	2,264

Cash at beginning of period	3,366	13,055	-

Cash at end of period	$2,264	$9,951	$2,264

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

MEDISTAFF CORPORATION
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
For the Three Months Ended June 30, 2010 and 2009 and the
Period of March 13, 2008 (Inception) to June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

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

NOTE 3 - SUBSEQUENT EVENTS

 The Company has evaluated subsequent events from the balance sheet date through the filing date of this document and determined there are no events to disclose.

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

As of the date of this report we sold 154,000 shares of common stock at $0.10 per share in our direct offering, as filed on Form  S-1 on 5/27/2008,  to the public for total proceeds raised of $14,900 (net of $500 in offering costs). The offering is now closed and there will be no additional shares sold through this offering in the future.  On May 10, 2010 our common stock was approved for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “MSIF”.  There have been no trades in the common stock and there is currently no market for the common stock. Moreover, we cannot provide any assurance that a market will ever develop in the future for the common stock.

Liquidity and Capital Resources

As of June 30, 2010, we had total cash available of $2,264; our current liabilities are $4,850.  We have a cumulative net loss of $43,861 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.

We are currently dependent upon raising proceeds in order to continue as a going concern.  Management estimates it will require approximately $20,000 in order to cover the costs of maintaining its status as a reporting company for the next twelve months.  These funds would be utilized for accounting, bookkeeping, legal, and filing fees. If the Company fails to maintain a reporting status company with the SEC, our common stock would not be eligible for quotation on the OTCBB.  Management believes this would be a negative material impact on the Company’s ability to develop and would likely result in business failure.  There can be no guarantee or assurance that the Company will be able to secure adequate financing and failure to do so would likely result in a complete loss of any investment made into the Company.

Product Research and Development

The Company has not incurred any expense for product research and development since its inception and does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

There are no employees of the Company, excluding the current Officers of the Company.  The Company does not anticipate hiring any additional employees within the next six months.

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

The exposure of market risk associated with risk-sensitive instruments is currently not material to the Company. The Company transacts its services in U.S. dollars and plans to continue to transact its sales for medical staffing services and all other transactions denominated in U. S. dollars. The Company has no intentions of entering into hedging transactions.  We believe that there have been no significant changes in our market risk exposures for the three months ended June 30, 2010.

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

As of June 30, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the quarter ended June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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

MediStaff’s Officers and Directors (Dale Byers and Marli das Mercês Ferreira Lima) have not been convicted in a criminal proceeding nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Mr. Byers nor Ms. Lima, the Company’s Officers and Directors have not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against MediStaff.

Item 1A.	Risk Factors.

There have been no material changes to the risks to our business described in our annual report filed on Form 10-K with the SEC on June 25, 2009.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	(Removed and Reserved)
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediStaff Corporation

Date: July 26, 2010	By:	/s/ Dale Byers
Dale Byers
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: July 26, 2010	By:	/s/ Dale Byers
Dale Byers
President and Chief Executive Officer