Form 10-Q
period 2010-09-30
MediStaff CORP
filed 2010-11-15
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53906

MEDISTAFF CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	80-0159248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2360 Corporate Circle, Suite 400 Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

(702) 866-2500
(Registrant’s telephone number, including area code)

1780 West 9000 South
Suite 218
West Jordan, Utah 84088-6501
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,429,016 shares of common stock outstanding as of November 12, 2010.

MEDISTAFF CORPORATION
(A Development Stage Company)
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$188	$3,366
Total current assets	188	3,366

Total assets	$188	$3,366

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$4,200	$71
Total current liabilities	4,200	71

Stockholders Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized,
5,429,016 shares issued and outstanding	5,429	5,429
Additional paid-in capital	35,846	35,846
Deficit accumulated during development stage	(45,287)	(37,980)
Total stockholders' equity (deficit)	(4,012)	3,295

Total liabilities and stockholders' equity (deficit)	$188	$3,366

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					March 13, 2008
					(date of inception)
	Three Months Ended September 30,		Six Months Ended September 30,		to Septmeber 30,
	2010	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$-	$-	$-	$-	$-

Operating expenes
Professional fees	1,405	2,697	6,786	8,178	44,299
Other general & administrative	21	261	521	367	996
Total operating expenses	1,426	2,958	7,307	8,545	45,295

Other income(expense)
Interest expense	-	-	-	-	(90)
Interest income	-	1	-	3	8
Other income	-	-	-	90	90
Total other income (expense)	-	1	-	93	8

Net loss	$(1,426)	$(2,957)	$(7,307)	$(8,452)	$(45,287)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$

Weighted average common equivalent shares outstanding - basic and diluted	5,429,016	5,331,016	5,429,016	5,331,016

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)
Balance, March 13, 2008 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash, $0.005 per share, March 17, 2008	5,000,000	5,000	20,000	-	25,000

Common stock issued as prepayment for services,
$0.005 per share, March 17, 2008	275,016	275	1,100	-	1,375

Net loss for period of March 13, 2008 (inception) to March 31, 2008	-	-	-	-	-

Balance, March 31, 2008	5,275,016	5,275	21,100	$-	26,375

Common stock issued for cash, $0.10 per share less
offering costs, August 15, 2008	56,000	56	5,044	-	5,100

Net loss for the year ended March 31, 2009	-	-	-	(21,510)	(21,510)

Balance, March 31, 2009	5,331,016	5,331	26,144	(21,510)	9,965

Common stock issued for cash, $0.10 per share various dates	98,000	98	9,702	-	9,800

Net loss for the year ended March 31, 2010	-	-	-	(16,470)	(16,470)

Balance, March 31, 2010	5,429,016	5,429	35,846	(37,980)	3,295

Net loss for the period ended September 30, 2010	-	-	-	(7,307)	(7,307)

Balance, September 30, 2010 (unaudited)	5,429,016	$5,429	$35,846	$(45,287)	$(4,012)

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

			Cumulative
	For the Six	For the Six	From March 13, 2008
	Months Ended	Months Ended	(Date of Inception)
	September 30, 2010	September 30, 2009	To September 30, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(7,307)	$(8,452)	$(45,287)
Adjustment to reconcile net loss to net cash
used in operating activities
Common stock issued for services	-	-	1,375
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,129	(3,090)	4,200
Net cash used in operating activities	(3,178)	(11,542)	(39,712)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock (net of offering costs)	-	-	39,900
Net cash provided by financing activities	-	-	39,900

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	(3,178)	(11,542)	188

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,366	13,055	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$188	$1,513	$188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of 275,016 shares of coommon stock for services	$-	$-	$1,375

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND MARCH 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Medistaff Corporation (the “Company”) is in the development stage and has incurred losses since inception totaling $45,287.  The Company was incorporated on March 13, 2008 in the State of Nevada and established a March 31st fiscal year end.  The Company is a development-stage, medical staffing company.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, and cash flows of the Company. These financial statements are presented in United States dollars and were prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on March 13, 2008.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At September 30, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS (Loss) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Share Based Expenses

In December 2004, the FASB issued ASC 718 and 505 “Share Based Payment.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted ASC 718 and 505 upon creation and expenses share based costs in the period incurred.

New Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on April 1, 2011.

NOTE 3 - GOING CONCERN

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2010 and March 31, 2010, accounts payable and accrued liabilities were $4,200 and $71, respectively, which mainly consisted of payables for accounting and accrued consulting expenses.

NOTE 5 – INCOME TAXES

The Company adopted ASC 740 for reporting purposes. As of September 30, 2010, the Company had net operating loss carry forwards of $45,287 that may be available to reduce future years’ taxable income and will expire beginning in 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 6 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

The Company had the following transactions in its common stock:

•	On March 17, 2008, issued 5,000,000 shares of common stock for $0.005 per share for a total of $25,000.

•	On March 17, 2008, issued 275,016 shares of common stock for $0.005 per share as prepayment for services totaling $1,375.

•	On August 15, 2008, issued 56,000 shares of common stock for $0.10 per share for a total of $5,100. The Company paid $500 in offering costs.

•	On various dates throughout the year ended March 31, 2010, issued 98,000 shares of common stock for $0.10 per share for a total of $9,800.

As of September 30, 2010, the Company has not granted any stock options.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to MediStaff Corporation as “MediStaff,” the “Company,” “we,” “us,” and “our.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company History

MediStaff Corporation was incorporated in the State of Nevada on March 13, 2008. We are a development stage medical staffing company with our office located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074. Our telephone number is (702) 866-2500.

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

As of the date of this report we sold 154,000 shares of common stock at $0.10 per share in our direct offering, as filed on Form S-1 on May 27, 2008, to the public for total proceeds raised of $14,900 (net of $500 in offering costs). The offering is now closed and there will be no additional shares sold through this offering in the future.  On May 10, 2010 our common stock was approved for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “MSIF”.  There have been no trades in the common stock and there is currently no market for the common stock. Moreover, we cannot provide any assurance that a market will ever develop in the future for the common stock.

Liquidity and Capital Resources

As of September 30, 2010, we had total cash available of $188; our current liabilities are $4,200.  We have a cumulative net loss of $45,287 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.

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

Principal Office

Our principal offices are located at 2360 Corporate Circle, Suite 400, Henderson NV 89074. Our telephone number is (702) –866-2500. MediStaff’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  MediStaff does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•
The Company’s Audit Committee does not function as an Audit Committee should, since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•	The Company has limited segregation of duties, which is not consistent with good internal control procedures.

•
The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedures manual does not meet the requirements of the SEC or good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. Appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff, the segregation of duties issue will be addressed and will no longer be a concern to management. Having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse effect on the Company’s business, financial condition or operating results. There are currently no known pending legal or administrative proceedings or claims that will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

All information required to be reported in a Current Report on Form 8-K during the period covered by this Form 10-Q has been reported.

Item 6. Exhibits.

Exhibit No.	Document Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDISTAFF CORPORATION
(Registrant)

Date: November 15, 2010	By:	/s/ John Wang
John Wang President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary