Form 10-Q
period 2010-12-31
MediStaff CORP
filed 2011-02-11
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53906

MEDISTAFF CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	80-0159248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2360 Corporate Circle, Suite 400 Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,429,016 shares of common stock outstanding as of February 10, 2011.

MEDISTAFF CORPORATION
(A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$-	$3,366
Total current assets	-	3,366

Total assets	$-	$3,366

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$7,997	$71
Total current liabilities	7,997	71

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized,
5,429,016 shares issued and outstanding	5,429	5,429
Additional paid-in capital	35,846	35,846
Deficit accumulated during development stage	(49,272)	(37,980)
Total stockholders' equity (deficit)	(7,997)	3,295

Total liabilities and stockholders' equity (deficit)	$-	$3,366

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					March 13, 2008
	Three Months Ended December 31,		Nine Months Ended December 31,		(date of inception)
	2010	2009	2010	2009	2010

Net revenue	$-	$-	$-	$-	$-

Operating expenes
Professional fees	3,797	2,326	10,583	10,504	48,096
Other general & administrative	188	33	709	400	1,184
Total operating expenses	3,985	2,359	11,292	10,904	49,280

Other income(expense)
Interest expense	-	-	-	-	(90)
Interest income	-	-	-	3	8
Other income	-	-	-	90	90
Total other income (expense)	-	-	-	93	8

Net loss	$(3,985)	$(2,359)	$(11,292)	$(10,811)	$(49,272)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common equivalent
shares outstanding - basic and diluted	5,429,016	5,377,644	5,429,016	5,346,615

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)
Balance, March 13, 2008 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash, $0.005 per share, March 17, 2008	5,000,000	5,000	20,000	-	25,000

Common stock issued as prepayment for services, $0.005 per share, March 17, 2008	275,016	275	1,100	-	1,375

Net loss for period of March 13, 2008 (inception) to March 31, 2008	-	-	-	-	-

Balance, March 31, 2008	5,275,016	5,275	21,100	-	26,375

Common stock issued for cash, $0.10 per share less offering costs, August 15, 2008	56,000	56	5,044	-	5,100

Net loss for the year ended March 31, 2009	-	-	-	(21,510)	(21,510)

Balance, March 31, 2009	5,331,016	5,331	26,144	(21,510)	9,965

Common stock issued for cash, $0.10 per share various dates	98,000	98	9,702	-	9,800

Net loss for the year ended March 31, 2010	-	-	-	(16,470)	(16,470)

Balance, March 31, 2010	5,429,016	5,429	35,846	(37,980)	3,295

Net loss for the period ended December 31, 2010	-	-	-	(11,292)	(11,292)

Balance, December 31, 2010 (unaudited)	5,429,016	$5,429	$35,846	$(49,272)	$(7,997)

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			From March 13, 2008
	Nine Months Ended December 31,		(Date of Inception)
	2010	2009	To December 31, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(11,292)	$(10,811)	$(49,272)
Adjustment to reconcile net loss to net cash
used in operating activities
Common stock issued for services	-	-	1,375
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	7,926	(1,140)	7,997
Net cash used in operating activities	(3,366)	(11,951)	(39,900)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock (net of offering costs)	-	9,800	39,900
Net cash provided by financing activities	-	9,800	39,900

NET DECREASE IN CASH & CASH EQUIVALENTS	(3,366)	(2,151)	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,366	13,055	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$10,904	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of 275,016 shares of common stock for services	$-	$-	$1,375

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 (UNAUDITED) AND MARCH 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Medistaff Corporation (the “Company”) is in the development stage and has incurred losses since inception totaling $49,272.  The Company was incorporated on March 13, 2008 in the State of Nevada and established a March 31st fiscal year end.  The Company is a development-stage, medical staffing company.

The accompanying financial statements were prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2010 and for all periods presented were made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results expected for the full year ended March 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, and cash flows of the Company. These financial statements are presented in United States dollars and were prepared in accordance with US GAAP.

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

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (codified in FASB ASC Topic 740) on March 13, 2008.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS (Loss) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Share Based Expenses

In December 2004, the FASB issued ASC 718 “Compensation-Stock Compensation.”  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted ASC 718 upon creation and expenses share based costs in the period incurred.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2010 and March 31, 2010, accounts payable and accrued liabilities were $7,997 and $71, respectively, which mainly consisted of payables for accounting and accrued consulting expenses.

NOTE 5 – INCOME TAXES

The Company adopted ASC 740 for reporting purposes. As of December 31, 2010, the Company had net operating loss carry forwards of $49,272 that may be available to reduce future years’ taxable income and will expire beginning in 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 6 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

The Company had the following transactions in its common stock:

•	On March 17, 2008, issued 5,000,000 shares of common stock for $0.005 per share for $25,000.

•	On March 17, 2008, issued 275,016 shares of common stock for $0.005 per share for services totaling $1,375.

•	On August 15, 2008, issued 56,000 shares of common stock for $0.10 per share for $5,100. The Company paid $500 in offering costs.

•	On various dates throughout the year ended March 31, 2010, issued 98,000 shares of common stock for $0.10 per share for $9,800.

As of December 31, 2010, the Company has not granted any stock options.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of the date of this report we sold 154,000 shares of common stock at $0.10 per share in our direct offering, as filed on Form  S-1 on May 27,  2008,  to the public for $14,900 (net of $500 in offering costs). The offering is now closed and there will be no additional shares sold through this offering in the future.  On May 10, 2010 our common stock was approved for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “MSIF”.  There have been no trades in the common stock and there is currently no market for the common stock. Moreover, we cannot provide any assurance that a market will ever develop in the future for the common stock.

Liquidity and Capital Resources

As of December 31, 2010, we had total cash of $0; our current liabilities are $7,997.  We have a cumulative net loss of $49,272 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.

We are currently dependent upon raising proceeds in order to continue as a going concern.  Management estimates it will require approximately $20,000 to cover the costs of maintaining our status as a reporting company for the next twelve months.  These funds would be utilized for accounting, bookkeeping, legal, and filing fees. If the Company fails to maintain a reporting status company with the SEC, our common stock would not be eligible for quotation on the OTCBB.  Management believes this would have a negative material impact on the Company’s ability to develop and would likely result in business failure.  There can be no guarantee or assurance that the Company will be able to secure adequate financing and failure to do so would likely result in a complete loss of any investment made into the Company.

 Product Research and Development

The Company has not incurred any expense for product research and development since its inception and does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

There are no employees of the Company, excluding its current Officers.  The Company does not anticipate hiring any additional employees within the next three months.

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

We believe the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long-lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer and director (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

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

Item 1.Legal Proceedings.

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

Item 1A.Risk Factors.

Not required.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.(Removed and Reserved)

Item 5.Other Information.

All information required to be reported in a Current Report on Form 8-K during the period covered by this Form 10-Q has been reported.

Item 6.Exhibits.

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

MEDISTAFF CORPORATION
(Registrant)
Date: February 11, 2011	By:	/s/ John Wang
John Wang President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary