Form 10-K
period 2011-03-31
MediStaff CORP
filed 2011-06-27
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number 000-53906

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

None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by non-affiliates was $0.00, based on the average bid and asked price of such common equity as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 24, 2011, there were 5,429,016 shares of the registrant’s common stock, par value $.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Unless otherwise indicated, the terms “MediStaff,” the “Company,” “we,” “us,” and “our” refer to MediStaff Corporation.

Item 1. Business

General

MediStaff Corporation was incorporated in the State of Nevada on March 13, 2008. We are a development stage medical staffing company. We intend to provide medical staffing services to hospitals, teaching facilities, clinics, nursing homes and corporations. We have not yet commenced operations and are evaluating other business opportunities, which may include a change in control of the Company or business combination with an operating company.

Our principal offices are located at 2360 Corporate Circle, Suite 400, Henderson, Nevada 89074. Our telephone number is (702) 866-2500.

Background

We are a development stage medical staffing company. We have never declared bankruptcy, have never been in receivership and have never been involved in any legal actions or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets and have not been involved in any mergers, acquisitions or consolidations. We have no subsidiaries. Our fiscal year end is March 31. We have no revenues, have achieved only losses since inception, have no operations and have been issued a going concern opinion from our auditors.

To date, our business activities have been limited to organizational matters including the preparation and filing of our registration statement, maintaining our reporting requirements and researching potential healthcare organizations within the State of Utah who would benefit from our medical staffing services. We plan to target our medical staffing services to five general groups:

•	Hospitals;
•	Teaching Facilities;
•	Clinics;
•	Nursing Homes; and
•	Corporations.

We intend to establish relationships with licensed healthcare professionals to meet the supplemental staffing needs of healthcare providers. We seek to attract nurses, specialty technicians and physicians that prefer the flexibility of assignment-based employment as opposed to long-term contractual obligations. Our goal is to provide professionals with the flexibility to balance their professional schedules with their other responsibilities and interests.

Our potential clients use temporary healthcare professionals to maximize scheduling flexibility, monitor and control labor costs and offset staffing fluctuations. MediStaff intends to provide potential clients with an employment service that can supply licensed and certified healthcare professionals. In the past, hospitals and other healthcare providers relied on full-time employees working double-shifts and overtime to fulfill staffing needs during peak patient census times. This led to expanded labor costs and an increased number of mistakes by caregivers because of fatigue. In response to these problems, healthcare providers started to look for temporary professional help.

MediStaff believes it is important that temporary healthcare professionals possess the level of training and skills that will enable them to rapidly adapt themselves to a healthcare provider's needs. We plan to ensure the medical professionals we represent are thoroughly screened, credentialed and drug tested. All per diem professionals will be required to have a minimum of one year of work experience and to have successfully completed written tests specific to their area of specialty. We also intend to perform background and work reference checks to confirm the validity of applicants' professional licenses and to screen applicants for criminal activity and drug abuse. We plan to provide potential clients with profiles of possible candidates that include educational background, work experience, skill levels and information regarding the licenses and certifications they hold, including expiration dates.

Distribution Method of Our Services

MediStaff will offer its services to any healthcare provider in the State of Utah. While we have no methods of distribution in place, we believe we will need to focus on the following activities:

Recruitment - Our ability to recruit and retain a pool of talented, motivated and credentialed healthcare professionals is critical to our success. We plan to recruit professionals in a number of ways, including advertising in local media, web site solicitation, direct mail, and referrals obtained directly from clients and other caregivers.

Placement and Monitoring - Our sole officer and director believes that we must establish and maintain relationships with purchasing managers, administrators and chief nursing officers of healthcare institutions. We believe that alliances with healthcare institutions will provide us with better opportunities to place temporary personnel in their facilities. We plan to attract clients through appearances at trade shows, internet marketing and establishing personal contacts with decision-makers at healthcare institutions.

Establish a website – Within the first six months of commencing our planned operations, we will develop a website to market our Company and services. We believe that using the internet for marketing and sales is an important tool to generate brand awareness. We intend to register a domain and develop a website that provides information about our Company and the services we plan to provide.

Industry Background and Competition

For many years, hospitals and other healthcare providers relied on full-time employees working double shifts and overtime to fulfill staffing needs in peak patient census times. This led to increased costs and an increased number of mistakes by caregivers because of fatigue. In response to these problems, healthcare providers started to look for temporary professional help. We believe that the following factors will continue to drive the growth of the temporary healthcare staffing industry:

•	Increased demand for healthcare services resulting from aging baby boomers.

•	Increased demand for specialized nurses and technicians due to the advent of new technologies.

•	The intensifying nursing shortage as fewer individuals have chosen to become nurses and many registered nurses have chosen less demanding positions.

•	Reductions in reimbursement rates and other pressures to manage costs.

We compete with national, regional and local firms for a limited pool of health care professionals and hospital and healthcare facility clients. We compete for per diem professionals based on the quantity, diversity and quality of assignments we have available, as well as the compensation we offer. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the availability of our professionals with the requisite skills, price and the geographic reach of our services. Some of our competitors in the temporary healthcare staffing sector include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network, Inc. and RehabCare Group, Inc. In the State of Utah, we expect to compete with Temporary Medical Resources. Traditional staffing companies such as Adecco and Monster.com also provide temporary staffing opportunities for health care professionals.

Compliance with Government Regulation

We are not aware of any governmental regulation that our planned medical staffing services would be subject to. However, the health care professionals we plan to represent are required to be adequately licensed and certified under applicable state laws. While we plan to take reasonable steps to ensure the validity and adequacy of licenses and certifications held by each of the health care professionals we represent, such licensure and certification will not be our sole responsibility.

The healthcare industry is subject to extensive and complex federal and state laws and regulations relating to professional licensure, conduct of operations, payment for services and payment for referrals. The extensive and complex laws that apply to our potential hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. For example, hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses.

Our business, however, is not directly impacted by or subject to the laws and regulations that generally govern the healthcare industry because we provide services on a contract basis and are paid directly by our healthcare facility customers.

Plan of Operation

Our auditors have issued a going concern opinion. This means our auditors believe there is a substantial doubt we can continue as an on-going business for the next 12 months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations and from the fact that we have not generated any revenues. Accordingly, we must raise cash from sources other than operations to implement our project and begin our operations. If we do not produce sufficient cash flow to support our operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. We do not have any formal or informal agreements to attain such financing. We cannot assure any investor that, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it is unlikely that our operations will continue and any investment made by an investor would be lost in its entirety.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. MediStaff was incorporated in the State of Nevada on March 13, 2008, and has not conducted any revenue generating operations to date.

The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934, and fund costs associated with implementing its business strategy; we estimate that this cost will be approximately $15,000. There is no assurance we will receive the required financing to continue as a going concern or raise the required proceeds to complete and implement our business strategies. We have no assurance that future financing will be available to us on acceptable terms in the future. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations and any investment made in the Company would be lost.

MediStaff has not undertaken any product research and development during the last two fiscal years. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the upcoming fiscal year.

Employees

Other than our sole director and executive officer, we have no employees. Our director does not have an employment agreement with us. We expect to hire additional staff and employees to implement our business plan. We do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

We do not have any investments or interests in any property.

Item 3. Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on the Company’s business, financial condition or operating results. We are currently not aware of any such legal or administrative proceedings or claims that will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, qualified for quotation on the OTC Bulletin Board on May 10, 2010, under the symbol “MSIF.” As of March 31, 2011, no trades of our common stock have occurred through the facilities of the OTC Bulletin Board.

As of March 31, 2011, there were approximately 46 holders of record of our common stock.

We have not declared any cash dividends nor do we intend to pay dividends in the foreseeable future; instead, we plan to reinvest earnings, if any, in our business operations.

As of March 31, 2011, we have no formal equity compensation plan in effect nor have we granted any equity-based compensation awards.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Company History

MediStaff Corporation was incorporated in the State of Nevada on March 13, 2008. We are a development stage medical staffing company. We intend to provide medical staffing services to hospitals, teaching facilities, clinics, nursing homes and corporations. We have not yet commenced operations and are evaluating business opportunities, which may include a change in control of the Company or business combination with an operating company.  Our principal offices are located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074. Our telephone number is (702) 866-2500.

Our auditors have issued a going concern opinion. This means our auditors believe there is substantial doubt we can continue as an on-going business for the next 12 months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations and from the fact that we have not generated any revenues. Accordingly, we must raise cash from sources other than operations. We must raise cash to implement our project and begin our operations. If we do not produce sufficient cash flow to support our operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

Pursuant to a Majority Stock Purchase Agreement (“MSPA”) dated September 17, 2010, the Company’s former majority stockholder and officer sold an individual 5,000,000 shares of the Company’s common stock for $40,000; the former majority stockholder assumed any and all liabilities and obligations of Medistaff that existed prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,429,016 shares issued and outstanding, or 92.10%.

Business Development

To date, our business activities have been limited to organizational matters including the preparation and filing of our registration statement, maintaining our reporting requirements and researching potential healthcare organizations within the State of Utah that would benefit from our medical staffing services. We plan to target our medical staffing services to five general groups:

•	Hospitals;
•	Teaching Facilities;
•	Clinics;
•	Nursing Homes; and
•	Corporations.

As of the date of this report we have sold 154,000 shares of our common stock at $0.10 per share in our registered offering, filed on Form S-1 on May 27, 2008, and declared effective by the Securities and Exchange Commission on June 10, 2007, to the public for $14,900 (net of $500 in offering costs). This offering is now closed and there will be no additional shares of our common stock sold through this offering in the future.  On May 10, 2010, our common stock qualified for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “MSIF,”  but no market currently exists.  Moreover, we cannot provide any assurance that a market will ever develop for our common stock in the future.

Results of Operations from Inception through March 31, 2011

We have not earned any revenues from our incorporation on March 13, 2008, to March 31, 2011. We do not anticipate earning revenues unless we are able to implement our business plan. We have not yet commenced our business operations and there can be no assurance that if we are able to commence our operations that we will generate any revenues.

We have incurred operating expenses of $53,100 for the period from our inception on March 13, 2008, to March 31, 2011.

We have not attained profitable operations that depend upon obtaining financing to commence operations. For these reasons our auditors believe that there is substantial doubt we will be able to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2011, we had total cash of $0; our current liabilities were $11,822.  We have a cumulative net loss of $53,097 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.

We are currently dependent upon raising proceeds in order to continue as a going concern.  Management estimates it will require approximately $20,000 to cover the costs of maintaining our status as a reporting company for the next twelve months.  These funds would be utilized for accounting, bookkeeping, legal and filing fees. If the Company fails to maintain its status as a reporting company with the SEC, our common stock will not be eligible for quotation on the OTCBB.  Management believes this would have a material negative impact on the Company’s ability to develop and would likely result in business failure.  There can be no guarantee or assurance that the Company will be able to secure adequate financing and failure to do so would likely result in a complete loss of any investment made in the Company.

Research and Development

The Company has not incurred any expense for research and development since inception and does not anticipate any costs or expenses to be incurred for research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

There are no employees of the Company, excluding its current Officer.  The Company does not anticipate hiring any additional employees within the next three months.

Principal Offices

Our principal offices are located at 2360 Corporate Circle, Suite 400, Henderson NV 89074. Our telephone number is (702) 866-2500. MediStaff’s management does not currently have policies regarding the acquisition or sale of real estate assets for possible capital gain or for income.  MediStaff does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Critical Accounting Policies

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update amends Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011 and thereafter.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The information required for this Item is included in this Annual Report on Form 10-K on pages F-1 through F-11, inclusive, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report; these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer and director; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Internal Control over Financial Reporting

Our principal executive officer and principal financial officer, positions held currently by the same officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) for the Company. As of the end of the period covered by this report, our officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules because of deficiencies that existed in the design or operation of our internal control over financial reporting, which adversely affected our internal controls. These deficiencies, which may be considered to be material weaknesses, were:

·	Our lack of a functioning audit committee and independent directors on our Board of Directors;
·	Our inadequate segregation of duties consistent with internal control objectives;
·	We have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
·	Our lack of effective controls over period-end financial disclosure and reporting processes.

Our officer believes that the material weaknesses identified above did not have an effect on our financial results, but that the lack of a functioning audit committee and independent directors did result in ineffective oversight of the establishment and monitoring of required internal controls and procedures. Accordingly, as part of our commitment to improve our financial organization, we plan to remedy these material weaknesses when funds allow by: (i) appointing one or more independent directors to our Board of Directors and establishing an audit committee with such independent directors to undertake the oversight in the establishment and monitoring of required internal controls and procedures; (ii) implementing appropriate written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and to address the lack of effective controls over period-end financial disclosure and reporting processes; and (iii) appointing and hiring additional qualified personnel to address the inadequate segregation of duties and to provide additional checks and balances within the Company.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and remains committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

As a “smaller reporting company” and pursuant to Item 308(a)(4) of Regulation S-K, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. We do not have an audit committee, compensation committee or nominating committee.

Mr. John Wang, age 35, serves currently as our sole director and President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Wang has held his position with us since September 17, 2010. Mr. Wang was an independent investment consultant experienced at advising start-up companies with implementing business plans and raising capital since 2005. From 2004 to 2005, Mr. Wang was an investment associate for Xian Zhongmao Real Estate Ltd. From 2001 to 2003, Mr. Wang provided strategic corporate advisory services and managed capital financing as an investment associate for Yanzhao Investment Management Ltd. Mr. Wang received his MBA from Xi’an Jiaotong University in 2004 and bachelor’s in English from Shaanxi University of Science & Technology in 1998.

There were no arrangements or understandings between Mr. Wang and any other persons pursuant to which Mr. Wang was elected as director or officer, nor are there any transactions between Mr. Wang and us in which he has a direct or indirect material interest that we are required to report pursuant to the rules and regulations of the SEC. There are no family relationships between Mr. Wang and any director, officer or key personnel.

Involvement in certain legal proceedings

During the past ten years, none of the Company’s directors and executive officers has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No director, officer or affiliate of the Company, or any beneficial owner of 5% or more of the Company’s common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of such filings (and any amendments thereof) received by us and on the written representations of certain reporting persons, we believe that during our fiscal year ended March 31, 2011, the following reporting person failed to file such reports on a timely basis:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Dale Byers, former President and Director(1)	0	0	2

(1) Dale Byers, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, resigned from the Company on September 17, 2010.

Code of Ethics

We have adopted a Code of Ethics for management relating to financial disclosures and filings related to future reporting requirements as of May 27, 2008, a copy of which is included as an exhibit to this Annual Report on Form 10-K.

Corporate Governance

We currently have no standing audit, compensation or nominating committees or committees performing similar functions, nor do we have written audit, compensation or nominating committee charters. Our director believes it unnecessary to have such committees at this time because we have only one director and the Board of Directors can perform the functions of such committees adequately.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature until our business operations develop to a more advanced level. We currently do not have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our director at the address on the cover of this report.

Item 11. Executive Compensation

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended March 31, 2011, and 2010, of our executive officers.

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
John Wang	2011(1)	0	0	0	0	0	0	0	0
Director, President	2010	0	0	0	0	0	0	0	0
Dale Byers	2011(2)	0	0	0	0	0	0	0	0
Former Director and President	2010	0	0	0	0	0	0	0	0

(1) John Wang, our current President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, was appointed to such offices on September 17, 2010.

(2) Dale Byers, our former President, Chief Executive Officer, Chief Financial Officer and Treasurer, resigned from such offices on September 17, 2010.

Narrative Disclosure to Summary Compensation Table

We have not nor plan to pay any salaries at this time, and we will not begin paying salaries until we have adequate funds to do so. We have not entered into any employment agreements with our officers. We do not have any existing arrangements providing for payments or benefits in connection with the resignation, retirement or other termination of our officers, or a change in control of the Company or a change in the officers’ responsibilities following a change in control. We have no equity incentive plan.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2011, we have no formal equity compensation plan in effect nor have we granted any equity-based awards.

Compensation of Directors

As of March 31, 2011, none of our directors has received any compensation from us for serving as our director, nor do we have any plans to compensate our directors until we have adequate funds to do so.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of June 24, 2011, regarding the number of shares of common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of common stock. As of June 24, 2011, there were 5,429,016 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares	Percent of class
John Wang, President and Director	5,000,000	92.1%
All Directors and Officers as a Group (1 Person)	5,000,000	92.1%

We are not aware of any arrangements that could result in a change in control of the Company.

As of March 31, 2011, we have no formal equity compensation plan in effect nor have we granted any equity-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during our last two fiscal years, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any related person had or has a direct or indirect material interest.

Our current and former directors are not deemed independent for the purposes of the listed company standards of The NASDAQ Stock Market LLC currently in effect and approved by the SEC and all applicable rules and regulations of the SEC.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has selected Goldman Kurland and Mohidin, LLP (“GKM”) as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending March 31, 2011. GKM has served as our independent accountant since September 17, 2010. Prior to September 17, 2010, we had engaged Child, Van Wagoner & Bradshaw, PLLC (“CVB”) as our independent accountant since March 13, 2008 (inception). The aggregate fees billed for the last two fiscal years ended March 31, 2011 and 2010, for professional services rendered by GKM and CVB were as follows:

	Year ended March 31, 2011		Year ended March 31, 2010
	GKM	CVB	GKM	CVB
Audit Fees	$3,000	$5,500	$-	$8,500
Audit-Related Fees	0	0	-	0
Tax Fees	0	0	-	0
All Other Fees	0	0	-	0

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report on Form 10-K; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medistaff Corporation

We have audited the accompanying balance sheet of Medistaff Corporation (A Development Stage Company) as of March 31, 2011, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. The balance sheet of the Company as of March 31, 2010, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the statements of operations, stockholders’ equity and cash flows included in the cumulative information from inception (March 13, 2008) to March 31, 2010 have been audited by other auditors whose report is presented separately in the Company’s 10-K filing. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medistaff Corporation as of March 31, 2011, and the results of its operations and its cash flows for the year ended March 31, 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred losses from operations, accumulated deficit of $53,097 and has negative cash flows from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

Goldman Kurland and Mohidin, LLP
Encino, California

June 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
MediStaff Corporation

We have audited the accompanying  balance sheet of  MediStaff Corporation  (a development stage enterprise) (the Company) as of March 31, 2010 , and the related  statements of operations, changes in  stockholders’ equity, and cash flows for the year then ended and for the period from March 13, 2008 (inception) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediStaff Corporation as of March 31, 2010 , and the results of its operations and its cash flows for the year  then ended, and for the period from March 13, 2008 (inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has cash flow constraints, an  accumulated deficit, and has not engaged in any operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 23, 2010

MEDISTAFF CORPORATION
(A Development Stage Company)
Balance Sheets

	March 31, 2011	March 31, 2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$3,366

TOTAL ASSETS	$-	$3,366

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$11,822	$71

Total current liabilities	11,822	71

COMMITMENTS

STOCKHOLDERS' EQUITY( DEFICIT)

Common stock, $0.001 par value; 75,000,000 shares authorized; 5,429,016 shares issued and outstanding	5,429	5,429
Additional paid in capital	35,846	35,846
Deficit accumulated during the development stage	(53,097)	(37,980)

Total stockholders' equity (deficit)	(11,822)	3,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$3,366

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
Statements of Operations

			From March 13, 2008
	Years Ended March 31,		(inception) through
	2011	2010	March 31, 2011

Expenses
Professional fees	$14,083	$16,138	$51,596
Other general & administrative	1,034	425	1,509

Total Operating Expenses	15,117	16,563	53,105

Other income (expense)
Interest expense	-	-	(90)
Interest income	-	3	8
Other income	-	90	90

Total other income (expense)	-	93	8

Net loss	$15,117	$16,470	$53,097

Weighted average number of shares outstanding	5,429,016	5,366,933

Basic and diluted net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
From March 13, 2008 (Inception) to March 31, 2011

				Deficit Accumulated
	Common stock		Additional Paid in capital	during the Development Stage	Total
	Numbers of shares	Amount

Balance, March 13, 2008 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	5,000	20,000	-	25,000
Common stock issued as prepayment for service	275,016	275	1,100	-	1,375
Net loss for period of March 13, 2008 (inception) to March 31, 2008	-	-	-		-

Balance at March 31, 2008	5,275,016	5,275	21,100	-	26,375

Common stock issued for cash, $.10 per share less $500 offering costs	56,000	56	5,044	-	5,100
Net loss for the year ended March 31, 2009	-	-	-	(21,510)	(21,510)

Balance at March 31, 2009	5,331,016	$5,331	$26,144	$(21,510)	$9,965

Common stock issued for cash	98,000	98	9,702	-	9,800
Net loss for the year ended March 31, 2010	-	-	-	(16,470)	(16,470)

Balance at March 31, 2010	5,429,016	$5,429	$35,846	$(37,980)	$3,295

Net loss for the year ended March 31, 2011	-	-	-	(15,117)	(15,117)

Balance at March 31, 2011	5,429,016	$5,429	$35,846	$(53,097)	$(11,822)

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From March 13, 2008
	Years Ended March 31,		(inception) through
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,117)	$(16,470)	$(53,097)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	1,375
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	11,751	(3,019)	11,822

Net cash used in operating activities	(3,366)	(19,489)	(39,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock (net of offering costs)	-	9,800	39,900

Net cash provided by financing activities	-	9,800	39,900

DECREASE IN CASH & EQUIVALENTS	(3,366)	(9,689)	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	3,366	13,055	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$3,366	$-

Supplemental Cash flow data:
Income tax paid	$-		$-
Interest paid	$-		$-

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010

NOTE 1 – NATURE OF BUSINESS

Medistaff Corporation is in the development stage and has incurred losses since inception totaling $53,097.  The Company was incorporated on March 13, 2008, in the State of Nevada and established a March 31st fiscal year end.  The Company is a development-stage, medical staffing company.

Pursuant to a Majority Stock Purchase Agreement (“MSPA”) dated September 17, 2010, the Company’s former majority stockholder and officer sold an individual 5,000,000 shares of the Company’s common stock for $40,000; the former majority stockholder assumed any and all liabilities and obligations of Medistaff that existed prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,429,016 shares issued and outstanding, or 92.10%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company has not realized any revenues from its planned business and, accordingly, is considered to be in its development stage as defined in FASB ASC 915, “Development Stage Entities.” The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment in attempting to bring its services to market and raising capital.

Basis of Presentation

The financial statements present the balance sheets, statements of operations and cash flows of the Company. These financial statements are presented in the United States dollars and were prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

MEDISTAFF CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (codified in FASB ASC Topic 740) on March 13, 2008.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At March 31, 2011, and 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

New Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update amends Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.

MEDISTAFF CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  As shown in the accompanying financial statements, the Company had an accumulated deficit of $53,097 as of March 31, 2011.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of these plans.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2011, and 2010, accounts payable and accrued liabilities were $11,822 and $71, respectively, which mainly consisted of payables for accounting and accrued consulting and auditing expenses.

NOTE 5 – INCOME TAXES

As of March 31, 2011, the Company had net operating loss carryforwards of $53,097 that may be available to reduce future years’ taxable income and will expire beginning in 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

MEDISTAFF CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011 and 2010

NOTE 6 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

The Company had the following transactions in its common stock:

On March 17, 2008, issued 5,000,000 shares of common stock for $25,000.

On March 17, 2008, issued 275,016 shares of common stock for services totaling $1,375.

On August 15, 2008, issued 56,000 shares of common stock for $5,100. The Company paid $500 in offering costs.

On various dates throughout the year ended March 31, 2010, issued 98,000 shares of common stock for $9,800.

As of March 31, 2011, the Company has not granted any stock options.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDISTAFF CORPORATION (Registrant)
Date: June 27, 2011	By:	/s/ John Wang

John Wang
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-151197) filed on May 27, 2008)
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-151197) filed on May 27, 2008)
14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-151197) filed on May 27, 2008)
16.1
Letter of Child, Van Wagoner & Bradshaw, PLLC, dated September 21, 2010 (Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 000-53906) filed on September 21, 2010)

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer