Form 10-Q
period 2011-06-30
MediStaff CORP
filed 2011-08-12
CIK 1434485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53906

MEDISTAFF CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	80-0159248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2360 Corporate Circle, Suite 400 Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,429,016 shares of common stock outstanding as of August 4, 2011.

MEDISTAFF CORPORATION
(A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$14,755	$11,822

Due to shareholder	3,000	-

Total current liabilities	17,755	11,822

COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized; 5,429,016 shares issued and outstanding	5,429	5,429
Additional paid in capital	35,846	35,846
Deficit accumulated during the development stage	(59,030)	(53,097)

Total stockholders' deficit	(17,755)	(11,822)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From March 13, 2008
	Three Months Ended June 30,		(inception) through
	2011	2010	June 30, 2011

Expenses
Professional fees	$4,700	$5,381	$56,296
Other general & administrative	1,233	500	2,742

Total Operating Expenses	5,933	5,881	59,038

Other income (expense)
Interest expense	-	-	(90)
Interest income	-	-	8
Other income	-	-	90
Total other income (expense)	-	-	8

Net loss	$(5,933)	$(5,881)	$(59,030)

Weighted average number of shares outstanding	5,429,016	5,429,016

Basic and diluted net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional	Deficit Accumulated
	Common stock		Paid in capital	During the exploration stage	Total
	Numbers of shares	Amount

Balance, March 13, 2008 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash, $.005 per share, March 17, 2008	5,000,000	5,000	20,000	-	25,000
Common stock issued as prepayment for service, $.005 per share, March 17, 2008	275,016	275	1,100	-	1,375
Net loss for period of March 13, 2008 (inception) to March 31, 2008	-	-	-	-	-

Balance at March 31, 2008	5,275,016	5,275	21,100	-	26,375

Common stock issued for cash, $.10 per share less $500 offering costs, August 15, 2008	56,000	56	5,044	-	5,100
Net loss for the year ended March 31, 2009	-	-	-	(21,510)	(21,510)

Balance at March 31, 2009	5,331,016	$5,331	$26,144	$(21,510)	$9,965

Common stock issued for cash, $.10 per share, various dates	98,000	98	9,702	-	9,800
Net loss for the year ended March 31, 2010	-	-	-	(16,470)	(16,470)

Balance at March 31, 2010	5,429,016	$5,429	$35,846	$(37,980)	$3,295

Net loss for the year ended March 31, 2011	-	-	-	(15,117)	(15,117)

Balance at March 31, 2011	5,429,016	$5,429	$35,846	$(53,097)	$(11,822)

Net loss for the three months ended June 30, 2011	-	-	-	(5,933)	(5,933)

Balance at June 30, 2011	5,429,016	$5,429	$35,846	$(59,030)	$(17,755)

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From March 13, 2008
	Three months ended June 30,		(inception) through
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,933)	$(5,881)	$(59,030)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	1,375
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,933	4,779	14,755

Net cash used in operating activities	(3,000)	(1,102)	(42,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock (net of offering costs)	-	-	39,900
Due to shareholder	3,000	-	3,000

Net cash provided by financing activities	3,000	-	42,900

(DECREASE) IN CASH & EQUIVALENTS	-	(1,102)	-

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	3,366	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$2,264	$-

Supplemental Cash flow data:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDISTAFF CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND MARCH 31, 2011

NOTE 1 – NATURE OF BUSINESS

Medistaff Corporation is in the development stage and has incurred losses since inception totaling $59,030.  The Company was incorporated on March 13, 2008, in the State of Nevada and established a March 31st fiscal year end.  The Company is a development-stage, medical staffing company.

Pursuant to a Majority Stock Purchase Agreement (“MSPA”) dated September 17, 2010, the Company’s former majority stockholder and officer, Mr. Dale Byers, sold 5,000,000 shares of the Company’s common stock for $40,000 to John Wang. Mr. Byers assumed any and all liabilities and obligations of Medistaff that existed prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, Mr. Wang owns 5,000,000 shares of the Company’s common stock out of 5,429,016 shares issued and outstanding, or 92.10%.

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

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (codified in FASB ASC Topic 740) on March 13, 2008.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At June 30, 2011 and March 31, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company adopted this ASU on January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this ASU on January 1, 2011. As of June 30, 2011, the Company is not entered into any business combination transaction.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  As shown in the accompanying financial statements, the Company had an accumulated deficit of $59,030 as of June 30, 2011.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2011, and March 31, 2011, accounts payable and accrued liabilities were $14,755 and $11,822, respectively, which mainly consisted of payables for accounting and accrued consulting expenses.

NOTE 5 – DUE TO SHAREHOLDER

Due to shareholder represented a short-term advance from a shareholder as a result of this shareholder paying certain expenses for the Company. This advance was at no interest and due on demand. At June 30, 2011, and March 31, 2011, due to shareholder was $3,000 and $0, respectively.

NOTE 6 – INCOME TAXES

As of June 30, 2011, the Company had net operating loss carryforwards of $59,030 that may be available to reduce future years’ taxable income and will expire beginning in 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 7 – STOCK TRANSACTIONS

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

As of June 30, 2011, the Company has not granted any stock options.

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

Our auditors have issued a going concern opinion. This means our auditors believe there is substantial doubt we can continue as an on-going business for the next 12 months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations and from the fact that we have not generated any revenues. Accordingly, we must raise cash from sources other than operations to implement our business plan and begin our operations. If we do not produce sufficient cash flow to support our operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. We do not have any formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it will be unlikely our operations will continue and any investment made in our Company would be lost in its entirety.

Pursuant to a Majority Stock Purchase Agreement (“MSPA”) dated September 17, 2010, the Company’s former majority stockholder and officer, Mr. Dale Byers, sold 5,000,000 shares of the Company’s common stock for $40,000 to John Wang. Mr. Byers assumed any and all liabilities and obligations of Medistaff that existed prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, Mr. Wang owns 5,000,000 shares of the Company’s common stock out of 5,429,016 shares issued and outstanding, or 92.10%.

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

As of the date of this report we have sold 154,000 shares of our common stock at $0.10 per share in our registered offering, filed on Form S-1 on May 27, 2008, and declared effective by the Securities and Exchange Commission on June 10, 2007, to the public for $14,900 (net of $500 in offering costs). This offering is now closed and there will be no additional shares of our common stock sold through this offering in the future.  On May 10, 2010, our common stock qualified for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “MSIF,”  but no market currently exists for our common stock.  Moreover, we cannot provide any assurance that a market will ever develop for our common stock in the future.

Results of Operations from Inception through June 30, 2011

We have not earned any revenues from our incorporation on March 13, 2008, to June 30, 2011. We do not anticipate earning revenues unless we are able to implement our business plan. We have not yet commenced our business operations and there can be no assurance that if we are able to commence our operations that we will generate any revenues.

We have incurred operating expenses of $59,030 for the period from our inception date at March 13, 2008, to June 30, 2011.

We have not attained profitable operations that and upon obtaining financing to commence operations. For these reasons our auditors believe that there is a substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2011, we had total cash of $0; our current liabilities were $17,755.  We have a cumulative net loss of $59,030 since inception.  We have not generated any revenues and we cannot provide any assurance that we will ever generate revenues in the future.

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

The Company does not plan to make any purchase of significant equipment in the next twelve months.

Employees

The Company has no employees except its current executive officer.  The Company does not anticipate hiring any additional employees within the next three months.

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

Critical Accounting Policies

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

Recently Issued Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company adopted this ASU on January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this ASU on January 1, 2011. As of June 30, 2011, the Company has not entered into any business combination transaction.

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

Item 4. (Removed and Reserved)

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Stockholder's Deficit, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDISTAFF CORPORATION
(Registrant)

Date: August 12, 2011	By:	/s/ John Wang
John Wang President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary